Form 10-K
period 2019-12-31
CAESARS ENTERTAINMENT Corp
filed 2020-02-25
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-10410
CAESARS ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	62-1411755
(State of incorporation)	(I.R.S. Employer Identification No.)
One Caesars Palace Drive
Las Vegas, Nevada 89109
Address of principal executive offices
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2019 was $6.8 billion.
As of February 21, 2020, the registrant had 682,268,726 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for our 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, provided that if the Registrant does not file such Proxy Statement on or before April 29, 2020, such information will be included in an amendment to this Form 10-K filed on or before such date.

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
Overview
Caesars Entertainment is a casino-entertainment and hospitality services provider with one of the world’s most diversified portfolios. We have established a rich history of industry-leading growth and expansion since we commenced operations in 1937. Our facilities typically include gaming offerings, food and beverage outlets, hotel and convention space, and non-gaming entertainment options. In addition to our brick and mortar assets, we operate an online gaming business that provides real money games in certain jurisdictions and offers retail sports wagering in certain jurisdictions.
CEC is primarily a holding company with no independent operations of its own. CEC operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”).
We lease certain real property assets from third parties, including VICI Properties Inc. and/or its subsidiaries (collectively, “VICI”).
Significant Transactions in 2019
Proposed Merger of Caesars Entertainment Corporation with Eldorado Resorts, Inc.
On June 24, 2019, Caesars, Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”), and Colt Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Eldorado (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Caesars (the “Merger”), with Caesars continuing as the surviving corporation and a direct wholly owned subsidiary of Eldorado. On November 15, 2019, the respective stockholders of Caesars and Eldorado voted to approve the Merger. The transaction is expected to close in the first half of 2020. In connection with the Merger, Eldorado will change its name to Caesars Entertainment, Inc. See Note 1.
Rio All-Suite Hotel & Casino Disposition
On September 20, 2019, Rio Properties, LLC, a subsidiary of CEC, entered into a Purchase and Sale Agreement and Joint Escrow Instructions for certain assets of Rio All-Suite Hotel & Casino (“Rio”). During the quarter ended September 30, 2019, we recorded an impairment charge of $380 million, which included $6 million related to selling costs, as the carrying value was higher than the fair value. On December 5, 2019, the transaction was completed for a sales price of approximately $516 million. The sales price received includes $40 million in seller financing that we provided the buyer at a 9% interest rate, that is due to us in two years unless extended for an additional year. Interest may be paid monthly, or paid-in-kind at the option of the buyer. We received $470 million in cash proceeds, net of selling costs. In connection with the closing of the sale, we entered into a lease and trademark license under which we will continue to operate the property under the Rio trademark for an initial term of two years at an initial annual rent amount of approximately $45 million. See Note 1.
Consolidation of Korea Joint Venture
CEC has a joint venture to acquire, develop, own, and operate a casino resort project in Incheon, South Korea (the “Korea JV”). We determined that the Korea JV is a VIE and CEC is the primary beneficiary, and therefore, we consolidate the Korea JV into our financial statements. As of December 31, 2019, the construction schedule for the project has been delayed and discussions regarding the project costs between us and our joint venture partner remain ongoing. On February 11, 2020, the primary subcontractor notified us that construction on the project has ceased pending resolution of the go-forward options as explained below. In addition, the external debt financing by the Korea JV has also been delayed, which has impacted the timing of equity capital contributions by us, and our joint venture partner, in accordance with our joint venture agreement. We are currently in discussions with our joint venture partner regarding the project costs and financing plan for the project, as well as evaluating all of our options under the terms of the joint venture agreement. Possible outcomes include completing the project and related financing as originally budgeted, adding an additional equity partner, selling all, or part, of the parties’ ownership interest in the Korea JV, liquidating the joint venture or taking any other steps including those that we may agree with our joint venture partner. These possible outcomes could result in a material impairment of assets of the Korea JV and could also change our conclusion that we are the primary beneficiary of the joint venture, which could result in a material charge upon deconsolidating the joint venture. As reported by the joint venture and consolidated in our financial statements, as of December 31, 2019, total net assets of $133 million was primarily composed of property and equipment valued on a cost basis, net of construction payable, of which we have a 50% interest.
Emerald Resort & Casino, South Africa Disposition
In May 2019, we entered into an agreement to sell Emerald Resort & Casino located in South Africa for total proceeds of approximately $51 million. We own 70% of this property while the remaining 30% is owned by local minority partners. Total cash proceeds for our 70% ownership and other adjustments total approximately $41 million. The transaction is expected to close in 2020, subject to regulatory approvals and other customary closing conditions. Subsequent to December 31, 2019, the seller informed us that pursuant to certain conditions in the agreement that they wished to renegotiate the previously agreed upon sales price. We still believe the transaction will close in 2020 and therefore still meets the criteria of assets as held for sale as of the balance sheet date. See Note 2.
Other Significant Transactions and Significant Events
CEO Transition
In April 2019, our Board of Directors named Tony Rodio as our Chief Executive Officer, replacing Mark P. Frissora, our former President and Chief Executive Officer, who served until April 30, 2019. Mr. Rodio’s appointment became effective on May 6, 2019. Immediately prior to joining the Company, he served as Chief Executive Officer of Affinity Gaming, and prior to that, he served as President, Chief Executive Officer and a member of the Board of Directors of Tropicana Entertainment Inc. (“Tropicana”) for over seven years. Mr. Rodio has nearly four decades of experience in the gaming industry.
CEOC’s Emergence from Bankruptcy and CEC’s Merger with Caesars Acquisition Company
Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of its U.S. subsidiaries (collectively, the “Debtors”) voluntarily filed for reorganization on January 15, 2015 (the “Petition Date”), at which time CEC deconsolidated CEOC. The Debtors emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Plan”) on October 6, 2017 (the “Effective Date”). As part of its emergence from bankruptcy, CEOC reorganized into an operating company (“OpCo”) separate from its real property assets (“PropCo”). OpCo was acquired by CEC on the Effective Date and immediately merged with and into CEOC LLC. CEOC LLC operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI. See Note 4 for additional information.
On the Effective Date, Caesars Acquisition Company (“CAC”) merged with and into CEC, with CEC as the surviving company (the “CAC Merger”). See Note 4 for additional information. The CAC Merger was accounted for as a reorganization of entities under common control, which resulted in CAC being consolidated into Caesars at book value as an equity transaction for all periods presented.
Organizational Structure
As of December 31, 2019, through our consolidated entities and managed properties, we had a total of 53 properties, four of which do not have casinos, including one non-operational property, in 14 U.S. states and five countries outside of the U.S. In addition, we authorize the use of our brands and marks to a tribal casino property. Our facilities have an aggregate of over 3 million square feet of gaming space and approximately 40,000 hotel rooms. Of the 49 casinos, 36 are in the United States and primarily consist of land-based and riverboat or dockside casinos. Our 13 international casinos are land-based casinos, most of which are located in the United Kingdom.
We view each property as an operating segment and aggregate them into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. Within these segments, our properties are primarily categorized as Leased (where we lease real property assets from third parties, including VICI), Owned-Domestic, Owned-International, and Managed. See Item 2, “Properties,” for more information about our properties.

Our All Other segment includes managed and international properties as well as other businesses, such as Caesars Interactive Entertainment (“CIE”).
Business Operations
Our consolidated business is composed of five complementary businesses that reinforce, cross-promote, and build upon each other: casino entertainment, food and beverage, rooms and hotel, casino management services, and entertainment and other business operations, including mobile sports betting. Upon CEOC’s emergence from bankruptcy on the Effective Date, the majority of its real property assets were sold to VICI and simultaneously leased back to us as part of the plan of reorganization. Additional transactions with VICI were subsequently completed to finance acquisitions and working capital purposes, resulting in cash proceeds and corresponding financing obligations. See Note 10 for additional information.
Casino Entertainment Operations
Our casino entertainment operations generate revenues from approximately 38,000 slot machines and 2,700 table games, as well as other games such as keno, poker, and race and sports books, all of which comprised approximately 51% of our total net revenues in 2019. Slot revenues generate the majority of our gaming revenues, particularly in our properties located outside of Las Vegas and Atlantic City.
Food and Beverage Operations
Our food and beverage operations generate revenues from approximately 220 buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service, and represented approximately 19% of our total net revenues in 2019. Many of our properties include several dining options, ranging from upscale dining experiences to moderately-priced restaurants and buffets.
Rooms and Hotel Operations
Rooms and hotel operations generate revenues from hotel stays at our properties in our approximately 36,000 guest rooms and suites worldwide and represented approximately 18% of our total net revenues in 2019. Our properties operate at various price and service points, allowing us to host a variety of casino guests who are visiting our properties for gaming and other casino entertainment options and non-casino guests who are visiting our properties for other purposes, such as vacation travel or conventions.
We have engaged in large capital reinvestment projects in recent years focusing primarily on our room product across the United States, including renovating over 19,000 rooms in Las Vegas since 2015 at properties such as Caesars Palace, Planet Hollywood Resort & Casino (“Planet Hollywood”), Flamingo Las Vegas, Bally’s Las Vegas, Harrah’s Las Vegas, and Paris Las Vegas. In addition, we continue to roll out self-check-in kiosks in order to help reduce customer wait times and improve labor efficiencies.
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
Entertainment and Other Non-Gaming Operations
We provide a variety of retail and entertainment offerings at our properties. We operate various entertainment venues across the United States, including the Colosseum at Caesars Palace and Zappos Theater at Planet Hollywood, both of which were ranked among the top theater venues in the United States in 2019 based on ticket sales. These award-winning theaters host prominent headliners, such as Mariah Carey, Christina Aguilera, Keith Urban, Gwen Stefani, Rod Stewart and Shania Twain.
The LINQ Promenade and our retail stores offer guests a wide range of options from high-end brands and accessories to souvenirs and decorative items. The LINQ Promenade is an open-air dining, entertainment, and retail development located between The LINQ Hotel & Casino and Flamingo Las Vegas, and it features The High Roller, a 550-foot observation wheel, and Fly LINQ, the first and only zipline on the Las Vegas Strip.
In 2018, we broke ground on CAESARS FORUM, a 550,000 square-foot conference center located at the center of the Las Vegas Strip. Scheduled to officially open in March 2020, CAESARS FORUM will feature 300,000 square feet of flexible meeting space, the two largest pillarless ballrooms in the world, LEED silver-rating, and FORUM Plaza, the first 100,000 square-foot outdoor meeting and event space in Las Vegas.

Sports-Related Business Operations
The Company is now live with retail sports wagering across seven U.S. states, including Nevada, New Jersey, Pennsylvania, Mississippi, Iowa, Indiana and New York. The Company also operates the Caesars Casino & Sports app for mobile sports betting, which allows players in New Jersey and Nevada who download the app to place bets on sporting events. The players can also play over 400 casino games including slots, table games, and video poker. This product is expected to be launched in 2020 in Pennsylvania, where regulatory approval is pending, and is planned to launch in other states subject to receipt of regulatory approval there.
The Company continues to solidify local and national partnerships that align our casinos, resorts and brands with sports fans. In 2019, we announced high-profile exclusive sports entertainment partnerships with the NFL, making Caesars the first-ever “Official Casino Sponsor” in the history of the league. This historic partnership combines the NFL’s legendary events with our properties to bring unique experiences to Caesars patrons. This includes exclusive rights to use NFL trademarks in the U.S. and U.K. to promote our properties, also enabling Caesars to host exclusive special events and experiences. For example, in April 2019, Caesars and the NFL hosted the NFL Alumni Las Vegas Draft Party with exclusive fan access to an autograph session with NFL Legends, giveaways and an open bar at the LINQ Hotel & Casino. Caesars will continue to host brand activations at prominent, high-profile NFL events, including the NFL Draft, NFL playoffs, and the Super Bowl during this multi-year partnership.
Additionally, in 2019, the Company entered into an agreement with ESPN pursuant to which, among other things, a new ESPN-branded studio will be built at the LINQ Hotel & Casino in Las Vegas where ESPN will broadcast sports betting-themed content and other programming. The new studio is expected to open in 2020. Under the agreement, Caesars has also been designated as ESPN’s “Official Odds Provider,” ESPN will produce and distribute certain content across ESPN’s media platforms that will feature Caesars branding, and Caesars will purchase advertising across ESPN and its affiliated advertising platforms, among other terms.
The Company also entered into an agreement in 2019 with Turner Sports, owner of Bleacher Report. Under the agreement, a Bleacher Report-branded studio has been established inside the sports book at Caesars Palace Las Vegas for the creation of a wide assortment of programming and editorial content to be regularly distributed through Bleacher Report and the B/R App. The agreement further provides for Caesars branding to be featured in certain Turner Sports and Bleacher Report programming and content, and for the parties to pursue other sponsorship, marketing and content opportunities together.
Our subsidiary, CIE operates regulated online real money gaming businesses in certain authorized jurisdictions, including in Nevada and New Jersey, owns the World Series of Poker (“WSOP”) brand, and licenses the WSOP trademarks for a variety of products and services.
Sales and Marketing
On January 30, 2019, Caesars announced the rebranding of Total Rewards, the Company’s industry-leading loyalty program, to Caesars Rewards effective February 1, 2019. The new program leverages the premium Caesars brand to better connect Caesars’ elevated standard and prestige with the Company’s global destinations.
We believe Caesars Rewards enables us to compete more effectively and capture a larger share of our customers’ entertainment spending when they travel among regions versus that of a standalone property, which is core to our cross-market strategy. We believe that operating multiple properties in the center of the Las Vegas Strip generates greater revenues than would be generated if the properties were operated separately.
Members who have joined Caesars Rewards can earn Reward Credits for qualifying gaming activity and qualifying hotel, dining and retail spending at all Caesars-affiliated properties in the United States, Canada, the United Kingdom, and Dubai. Members can also earn additional Reward Credits when they use their Caesars Rewards VISA credit card or make a purchase through a Caesars Rewards partner. Members can redeem their earned Reward Credits with Caesars for hotel amenities, casino free play and other items such as merchandise, gift cards, and travel.
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
We own or have the right to use proprietary rights to a number of trademarks that we consider, along with the associated name recognition, to be valuable to our business, including Bally’s, Caesars, Flamingo, Harrah’s, Horseshoe, Paris, Caesars Rewards, WSOP, and licenses for the Planet Hollywood trademark used in connection with the Planet Hollywood in Las Vegas and for the Rio trademark used in connection with the Rio in Las Vegas.
Competition
The casino entertainment business is highly competitive. The industry is comprised of a diverse group of competitors that vary considerably in size and geographic diversity, quality of facilities and amenities available, marketing and growth strategies, and financial condition. In most regions, we compete directly with other casino facilities operating in the immediate and surrounding areas. In Las Vegas, our largest jurisdiction, competition is expected to increase significantly in the coming years. For example, the Genting Group is developing a casino and hotel called Resorts World Las Vegas, which is expected to open in 2021, and Marriott International and New York-based global real estate firm Witkoff are developing a casino and hotel called The Drew Las Vegas, which is expected to open in 2022. Both are located on the northern end of the Las Vegas Strip. In response to changing trends, Las Vegas operators have been focused on expanding their non-gaming offerings, including upgrades to hotel rooms, new food and beverage offerings, and new entertainment offerings. In May 2018, MGM rebranded the Monte Carlo Hotel and Casino as Park MGM, which underwent non-gaming renovations focused on room, food and beverage, and entertainment enhancements. There have also been proposals for other large scale non-gaming development projects in Las Vegas by various other developers. Our Las Vegas Strip hotels and casinos also compete, in part, with each other.
In recent years, many casino operators, including us, have been reinvesting in existing facilities, developing new casinos or complementary facilities, and acquiring established facilities. These reinvestment and expansion efforts combined with aggressive marketing strategies by us and many of our competitors have resulted in increased competition in many regions. As companies have completed new expansion projects, supply has typically grown at a faster pace than demand in some areas. For example, in Baltimore, Maryland, the opening of MGM Resorts National Harbor Resort & Casino and the addition of smoking patios at Maryland Live! has resulted in significant declines in revenue at our Horseshoe Baltimore property. The expansion of properties and entertainment venues into new jurisdictions also presents competitive issues. Atlantic City, in particular, has seen a significant decline primarily due to the addition of gaming and room capacity associated with the expansion of gaming in Maryland, New York, and Pennsylvania as well as the opening of new properties. This has resulted in several casino closings in recent years. In addition, Hard Rock Hotel Atlantic City and Ocean Resort Casino were introduced into the Atlantic City market in 2018, causing increased competition in the market.
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
We also compete with other non-gaming resorts and vacation areas, various other entertainment businesses, and other forms of gaming, such as state lotteries, on- and off-track wagering, video lottery terminals, and card parlors. Our non-gaming offerings also compete with other retail facilities, amusement attractions, food and beverage offerings, and entertainment venues. While we do not believe it to be the case, some have suggested that internet gaming and sports betting could also create additional competition for us and could adversely affect our brick-and-mortar operations. We believe that internet gaming and sports betting complements brick-and-mortar operations.

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
Employee Relations
We have approximately 64,000 employees throughout our organization. Approximately 27,000 of our employees are covered by collective bargaining agreements with certain of our subsidiaries relating to certain casino, hotel, and restaurant employees. The majority of these employees are covered by the following agreements:

Employee Group	Approximate Number of Active Employees Represented	Union	Date on which Collective Bargaining Agreement Becomes Amendable
Las Vegas Culinary Employees	12,500	Culinary Workers Union, Local 226	May 31, 2023
Atlantic City Food & Beverage and Hotel Employees	3,000	UNITE HERE, Local 54	February 28, 2020
Las Vegas Bartenders	1,200	Bartenders Union, Local 165	May 31, 2023
Las Vegas Dealers	2,400	United Auto Workers	N/A - Currently in negotiations

Corporate Social Responsibility, Citizenship and Sustainability
CEC’s Board of Directors and senior executives view Corporate Social Responsibility (“CSR”) as an integral element in the way we do business, in the belief that being a good corporate citizen helps protect the company against risk, contributes to improved performance and helps foster positive relationships with all those with whom we connect. The Board of Directors and our executive management are committed to being an industry leader in CSR (which includes diversity, equity and inclusion, social impact, and environmental sustainability). In 2019, we continued to engage with our CEO-level external Corporate Social Responsibility Advisory board with experts representing diversity, business strategy, academia, and investors, and used their guidance to confirm our CSR priorities. These priorities are reflected in our tenth annual CSR report, published in 2019 in accordance with Global Reporting Initiative Standards.
Code of Commitment
Our Code of Commitment is our public pledge to our guests, team members, communities, business partners and all those we reach that we will honor the trust they have placed in us through ethical conduct and integrity. PEOPLE PLANET PLAY is the framework underpinning our CSR strategy and our support for the United Nations Sustainable Development Goals, aligning all our properties and corporate functions behind a common language and programs that support sustainable, ethical and profitable business growth. PEOPLE PLANET PLAY is also the organizing framework for the Code of Commitment in which we commit to:

•	People: supporting the wellbeing of our team members, guests and local communities.

•	Planet: taking care of the world we all call home.

•	Play: creating memorable experiences for our guests and leading Responsible Gaming practices in the industry.
Our PEOPLE PLANET PLAY strategy includes multi-year targets in key areas of impact, including science-based emissions-reduction, formally approved by the Science Based Targets Initiative (“SBTi”), aligning with global best practices on climate change action.
Responsible Gaming
In 2019 Caesars celebrated the 30th anniversary of its Responsible Gaming (“RG”) program. We train tens of thousands of team members each year and a cadre of RG Ambassadors throughout our properties to identify guests in need of assistance and provide support. In recent years, Caesars has contributed more than $1 million to the National Center for Responsible Gaming, the National Council on Problem Gaming and other state programs to help advance responsible practices in the gaming industry.
Environmental Stewardship
We take a proactive approach to environmental sustainability through our CodeGreen strategy established in 2007, consistently improving our performance across energy and greenhouse gas emissions efficiencies, reduction of water consumption and increasing waste diversion from landfills. Between 2011 and 2018, we reduced our absolute Scope 1 & 2 greenhouse gas (“GHG”) emissions by 24%. Last year, we further committed to mitigating our impact on climate change by updating our previously approved science based targets to be in line with well below 2 degrees Celsius per SBTi: (i) reducing absolute Scope 1 and 2 GHG emissions by 35% by 2025, and 100% by 2050 from a 2011 base-year and (ii) having 60% of suppliers by spend institute science-based GHG reduction targets for their operations by 2023. Additionally, between 2008 and 2018, we reduced our annual water consumption by 10% and increased our waste diversion rate to 49% in 2018.
In 2020, 100% of our owned or managed North American hotel resort properties once again achieved a 4 Green Key Hotel rating out of 5. Through 2019, our Las Vegas, Lake Tahoe and Atlantic City convention spaces received Green Key Meetings certification at the 4 key level, with Bally’s Atlantic City receiving 5 keys, the highest possible rating. Green Key is a rigorous program recognized by the Global Sustainable Tourism Council that ranks, certifies and inspects sustainable practices at hotels and resorts.
For our management, disclosure and engagement around Caesars environmental impacts, in 2019, Caesars Entertainment made the A Lists for climate and supplier engagement and received an A- score for water security from the CDP, an international nonprofit that drives sustainable economies. Just 3% of companies assessed are included on CDP’s Supplier Engagement Leader Board and 2% of companies disclosing climate impacts are included in the Climate A List.
In order to engage guests in our CSR efforts, we have branded our hotel rooms with our PEOPLE PLANET PLAY messaging, inviting guests to play a role by using water, air-conditioning and towels with the environment in mind. We promote sustainable sourcing of key food ingredients for our menus from sustainably managed farms and fisheries, and we are currently transitioning to sourcing 100% cage free eggs by 2025. In 2019, we further committed to sourcing, by 2024, chicken certified by the Global Animal Partnership which supports human animal welfare practices.
Employee Engagement, Development, Safety and Wellbeing
We aim to inspire our team members through our mission, vision and values, and our Code of Commitment. We invest in training and development for our team members and we reward them with opportunities to earn substantial rewards based on merit. Team members earn rewards each year in our Total Return program that acknowledges great service. We place utmost importance on creating a safe workplace for our team members, embedding standards and procedures so that all our colleagues have the awareness, knowledge and tools to make safe working a habit. We maintain a Wellness Rewards program to help our team members improve their health and wellbeing that has demonstrated improved health metrics for participating employees and their spouses/domestic partners, helping reduce the cost of healthcare for team members and for the Company.
Diversity, Equity and Inclusion
We embrace diversity and aim to create an inclusive working environment that celebrates all our team members as individuals. Our diversity, equity and inclusion (“DEI”) framework identifies five pillars of activity: advocacy, workplace, suppliers, communities and guests for a holistic approach to embedding DEI in everything we do. In 2018, 43% of leadership roles were held by women and 35% of our manager roles were held by employees of color. Caesars received a perfect 100% score on the 2020 Human Rights Campaign Foundation Corporate Equality Index for the 13th year in a row. Furthermore, more than 13% of our addressable spend was with diverse suppliers in 2018. We maintain extensive outreach to discover diverse suppliers and support them through mentoring programs to gain business and grow with Caesars.
Human Trafficking
We take a strong stance against human trafficking and commercial sex exploitation and have invested significantly in recent years to raise awareness among team members, creating a suite of educational materials including a dedicated online portal for team members, a toolkit and action guides. We trained customer-facing and security team members across our properties and have appointed several hundred volunteer Community Engagement Ambassadors as leaders in addressing sex trafficking and commercial sexual exploitation. We continue to work as part of industry-wide partnerships to augment our efforts to eliminate all forms of exploitation from our operations and our supply chain.
Community Investment
Caesars Entertainment contributes extensively to our local communities to help them develop and prosper, through funding community projects, employee volunteering and cash donations from the Caesars Foundation, a private foundation funded from our operating income. In 2018, we contributed $69 million to communities through all these channels, including 343,050 reported employee volunteer hours. Many of our contributions are long-term collaborations, for example, our 17 years of partnership with Meals on Wheels America (“MOWA”) to combat the issues of senior hunger and isolation. Also, in 2019, we held our first Economic Equity Tour in six cities across the U.S. with a goal of helping create thriving communities by hosting educational workshops and expert-led webinars and providing resources in the areas of financial empowerment, nonprofit organization development, and entrepreneurship.
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
Caesars Entertainment is a highly-leveraged company and had $8.7 billion in face value debt outstanding under credit facilities and notes (including our convertible notes) as of December 31, 2019. As a result, a significant portion of our liquidity needs are for debt service on such indebtedness, including significant interest payments. Our estimated debt service (including principal and interest) on our credit facilities and notes (including our convertible notes) is $494 million for 2020 and $10.3 billion thereafter to maturity for our currently outstanding indebtedness under our credit facilities and notes (including our convertible notes).
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
The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR, may adversely affect interest rates which may have an adverse impact on us.
LIBOR is an interest rate benchmark used as a reference rate for a wide range of financial transactions, including derivatives and loans. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit LIBOR rates after 2021. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in financial and other derivatives contracts that are currently indexed to United States dollar LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR. We have material borrowing contracts (including our term loans and revolving credit facilities) and derivatives that are indexed to LIBOR. At this time, we cannot predict the future impact of a departure from LIBOR as a reference rate. If future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, however, they may have a material adverse effect on our financial condition and results of operations.
CEC, CEOC LLC, CRC and/or their respective subsidiaries are parties to certain leasing and related arrangements that may have a negative effect on CEC’s business and operations.
CEC, CEOC LLC, CRC and certain of their subsidiaries are parties to certain leasing and financial commitments, including three lease agreements relating to properties operated by CEOC LLC or its subsidiaries (the “CEOC LLC Lease Agreements”), three related management and lease support agreements, a lease agreement relating to a property operated by a subsidiary of CRC (the “HLV Lease Agreement” and collectively with the CEOC LLC Lease Agreements, the “Lease Agreements”) and related guaranties (collectively, the “Lease Documents”). Pursuant to the CEOC LLC Lease Agreements, VICI leases properties to CEOC LLC (or the applicable subsidiaries of CEOC LLC) and CEOC LLC (or the applicable subsidiaries of CEOC LLC) is responsible for lease payments and other obligations for: (i) Caesars Palace Las Vegas; (ii) substantially all domestic properties owned by CEOC LLC and its subsidiaries other than Caesars Palace Las Vegas; and (iii) Harrah’s Joliet Hotel & Casino in Joliet, Illinois. CEC guarantees the payment and performance of all monetary obligations of CEOC LLC and its subsidiaries under the CEOC LLC Lease Agreements. Pursuant to the HLV Lease Agreement, VICI leases Harrah’s Las Vegas to a subsidiary of CRC, which is responsible for lease payments and other obligations for Harrah’s Las Vegas. CRC guarantees the payment and performance of all monetary obligations of its subsidiary under the HLV Lease Agreement.
CEC has entered into call right agreements with VICI pursuant to which VICI has the right for five years from October 6, 2017, the date of those agreements, to purchase and lease to CEC or one of its subsidiaries interests in the real property assets associated with Harrah’s Laughlin, Harrah’s Atlantic City and Harrah’s Atlantic City Waterfront Conference Center and Harrah’s New Orleans, which could also impose additional lease payments and other obligations on CEC and its subsidiaries. CEC and VICI also entered into a right of first refusal agreement that provides, among other things, for (a) a grant by CEC (on behalf of itself and all of its majority owned subsidiaries) to VICI (on behalf of itself and all of its majority owned subsidiaries) of a right of first refusal to own and lease to an affiliate of CEC certain non-Las Vegas domestic real estate that CEC or its affiliates may have the opportunity to acquire or develop and (b) a grant by VICI to CEC of a right of first refusal to lease and manage certain non-Las Vegas domestic real estate that VICI may have the opportunity to acquire or develop.
Pursuant to the Lease Agreements, as amended in December 2018, CEC’s subsidiaries are obligated to pay, in the aggregate, approximately $773 million in fixed annual rents, subject to certain escalators and adjustments beginning at various points in the initial term and continuing through the renewal terms. If CEC’s businesses and properties fail to generate sufficient earnings, the payments required to service these leasing commitments may materially and adversely limit the ability of CEC to make investments to maintain and grow its portfolio of businesses and properties. Additionally, CEC may be subject to other significant obligations under its guarantees if its subsidiaries are unable to satisfy their lease payments and other monetary obligations which could materially and adversely affect CEC’s business and operating results.
CEC’s guarantees of the CEOC LLC Lease Agreements impose restrictions on certain business activities of CEC, including restrictions on sales of assets and making dividends and distributions. The Lease Documents generally impose restrictions on the business activities of CEOC LLC, CRC and their applicable subsidiaries, including restrictions on transfers of the leased properties, requirements to make specified minimum levels of capital expenditures and limitations regarding how the leased properties may be operated. Compliance with the restrictions in the Lease Documents may constrain the ability of CEC to implement any growth plans as well as its flexibility to react and adapt to unexpected operational challenges and adverse changes in economic and legal conditions. Additionally, with respect to properties leased pursuant to the Lease Agreements, CEOC LLC or CRC (or their applicable subsidiaries), generally, will be required to restore properties that are damaged by casualties regardless of whether any insurance proceeds are sufficient to pay for the restoration.
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
In addition, the annual rent escalations under the Lease Agreements will continue to apply regardless of the amount of cash flows generated by the properties that are subject to the Lease Agreements (subject to certain earnings before interest, taxes, depreciation, amortization and rent [”EBITDAR”] to rent ratio-based caps). Accordingly, if the cash flows generated by such properties decrease, or do not increase at the same rate as the rent escalations, the rents payable under the Lease Agreements could comprise a higher percentage of the cash flows generated by the applicable entity, which could exacerbate, perhaps materially, the issues described above.
Any of the above listed factors could have a material adverse effect on CEOC LLC’s and CRC’s respective business, financial condition, and results of operations.
The CEC Convertible Notes are exercisable for shares of our common stock. The exercise of such equity instruments would have a dilutive effect to stockholders of CEC.
The $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”) are exercisable for shares of our common stock. The exercise of such equity instruments would have a dilutive effect to stockholders of CEC. In accordance with the terms of the Plan, on the Effective Date, we issued approximately $1.1 billion aggregate principal amount of CEC Convertible Notes that are convertible at the option of holders into a number of shares of our common stock that is initially equal to 0.139 shares of our common stock per $1.00 principal amount of CEC Convertible Notes, or approximately 156 million shares, of which 151 million shares are net of amounts held by CEC. If all the shares were issued on the Effective Date, they would have represented approximately 17.9% of the shares of our common stock outstanding after giving effect to the shares issued in accordance with the Plan. The CEC Convertible Notes are subject to conversion at our option beginning in October 2020 if the last reported sale price of our common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. CEC does not have any other redemption rights for the CEC Convertible Notes. As of December 31, 2019, the remaining life of the CEC Convertible Notes is 4.75 years.
Most of CEOC LLC’s U.S. gaming facilities, as well as Harrah’s Las Vegas, are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, consents and approvals, charges and our relationship with VICI, which could have a material adverse effect on our business, financial position or results of operations.
Most of CEOC LLC’s U.S. gaming facilities are leased and could experience risks associated with leased property, including risks relating to lease termination, lease extensions, consents and approvals, charges and our relationship with VICI, which could have a material adverse effect on our business, financial position, or results of operations. CEOC LLC and its subsidiaries lease most of the gaming facilities they operate pursuant to the CEOC LLC Lease Agreements. Termination of any or all of the CEOC LLC Lease Agreements would result in CEOC LLC or its applicable subsidiaries losing some or all of their rights with respect to the applicable properties, could result in a default under CEOC LLC’s debt agreements, and could have a material adverse effect on CEOC LLC’s business, financial position, or results of operations. In the event of certain terminations of the CEOC LLC Lease Agreements, CEOC LLC or its applicable subsidiaries may be required to cooperate to transfer all personal property located at the applicable facility to a designated successor. Moreover, since as a lessee CEOC LLC and its subsidiaries do not completely control the land and improvements underlying their operations, VICI, as lessor, could take certain actions to disrupt CEOC LLC and its subsidiaries’ rights in the facilities leased under the CEOC LLC Lease Agreements, which are beyond our control. If VICI chose to disrupt CEOC LLC and its subsidiaries’ use either permanently or for a significant period of time, then the value of their assets could be impaired and their business and operations could be adversely affected. There can also be no assurance that CEOC LLC and its subsidiaries will be able to comply with their obligations under the CEOC LLC Lease Agreements in the future. In addition, if VICI has financial, operational, regulatory or other challenges, there can be no assurance that VICI will be able to comply with its obligations under its agreements with CEC, CEOC LLC, or their subsidiaries.

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
We may be unable to generate sufficient cash flow from operations, or may be unable to draw under our credit facilities or otherwise, in an amount sufficient to fund our liquidity needs. Our operating cash inflows are typically used for operating expenses, debt service costs, lease payments, working capital needs, and capital expenditures in the normal course of business. Our estimated debt service (including principal and interest) is $494 million for 2020 and $10.3 billion thereafter to maturity for our outstanding indebtedness and our estimated financing obligations are $733 million for 2020 and $36.5 billion thereafter to maturity for our outstanding lease arrangements. If we are unable to service our debt obligations or pay our financing obligations, there can be no assurances that our business will continue in its current state. See Note 12 for details of our debt outstanding and Note 10 for details of our lease commitments.
We may incur additional indebtedness and lease commitments, which could adversely affect our ability to pursue certain business opportunities.
We and our subsidiaries may incur additional indebtedness and lease commitments at any time subject to the restrictions set forth in the Merger Agreement. Although the terms of the agreements governing our indebtedness and lease commitments contain restrictions on our ability to incur additional indebtedness and certain types of lease commitments, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness and lease commitments incurred in compliance with these restrictions could be substantial. For example, as of December 31, 2019, CRC had $975 million of additional borrowing capacity available under its senior secured credit facility, net of $25 million committed to outstanding letters of credit, and CEOC LLC had a total of $161 million of additional borrowing capacity available under its senior secured credit facility, net of $39 million committed to outstanding letters of credit. We may consider incurring additional indebtedness in the future to fund our growth strategy.
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
Our subsidiaries currently own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our and our subsidiaries’ indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries, and in the case of CEC’s debt, their ability to make such cash available to us by dividend, if needed, or otherwise. Our ability to repay debt is also subject to the restrictions set forth in our Merger Agreement. Our subsidiaries do not have any obligation to pay amounts due on our other subsidiaries’ indebtedness or to make funds available for that purpose (other than with respect to subsidiary guarantees granted by certain subsidiaries of CEOC LLC to guarantee CEOC LLC’s indebtedness and by certain subsidiaries of CRC to guarantee CRC’s indebtedness). Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our or our other subsidiaries’ indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.
Our business and results of operations could be negatively affected as a result of the actions of activist stockholders, which could impact our stock price.
We have been the subject of actions taken by activist stockholders. For instance, on February 19, 2019, Carl C. Icahn and various affiliated entities (collectively, “Icahn”) filed with the SEC a Schedule 13D indicating that, among other things, Icahn had spoken to, and intended to continue to speak with, our Board of Directors and management regarding seeking board representation, including, if necessary, by nominating a slate of directors at the 2019 Annual Meeting. On March 1, 2019, the Company and Icahn entered into a Director Appointment and Nomination Agreement, which was amended on March 28, 2019, regarding, among other things, the membership and composition of our Board of Directors. The Schedule 13D also indicated that Icahn believed our Board of Directors should conduct a strategic process to comprehensively assess the best path forward for the Company and Icahn’s belief that stockholder value might be best served, and enhanced, by selling the Company. The Company subsequently initiated a strategic process and as a result entered into the Merger Agreement with Eldorado on June 24, 2019.
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
Likewise, as a result of our having implemented any proposals made by Icahn, or to the extent that we implement any future proposals made by Icahn or any other activist stockholder, to change the composition of our Board of Directors, engage in particular transactions or change certain aspects of our strategy, the resulting changes in our business, assets, results of operations and financial condition may be material and may have an impact, which may be material, on the market prices of our common stock, and may also cause substantial volatility in the trading price of those securities.
It is unclear what impact our business structure will have on our key business relationships and our ability to compete with other gaming operators.
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

Development projects may require significant capital commitments, the incurrence of additional debt, guarantees of third-party debt, the incurrence of contingent liabilities and an increase in depreciation and amortization expense, which could have an adverse effect upon our business, financial condition, results of operations, and cash flow. In addition, the development and construction of new hotels, casinos and gaming venues and the expansion of existing ones is susceptible to various risks and uncertainties, such as:

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

•	changes and concessions required by governmental or regulatory authorities;

•	the ability to finance the projects, especially in light of our substantial indebtedness and certain restrictions contained in the Merger Agreement;

•	delays in obtaining, or inability to obtain, all licenses, permits and authorizations required to complete and/or operate the project; and

•	disruption of our existing operations and facilities.
Moreover, our development and expansion projects are sometimes jointly pursued with third parties or by licensing our brands to third parties. These joint development, expansion project, or license agreements are subject to risks, in addition to those disclosed above, as they are dependent on our ability to reach and maintain agreements with third parties and the Merger Agreement contains certain restrictions that may limit our ability to enter into such agreements absent Eldorado’s prior written consent.
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
Some of our properties are located outside the United States. International operations are subject to inherent risks including:

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
From time to time, we are a defendant in various lawsuits or other legal proceedings relating to matters incidental to our business. Some of these matters involve commercial or contractual disputes, intellectual property claims, legal compliance, personal injury claims, and employment claims. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and, in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition, and results of operations. In addition, the Merger Agreement contains certain restrictions that may limit our ability to settle certain lawsuits, even if doing so would be favorable to us, absent Eldorado’s prior written consent.
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
From time to time, we evaluate our properties and our portfolio of businesses and may, as a result, sell or attempt to sell, divest, or spin-off different properties or assets (subject to any restrictions in the agreements governing our indebtedness and leases and our Merger Agreement). These sales or divestitures affect our costs, revenues, profitability, financial position, liquidity, and our ability to comply with our debt covenants. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. Expected costs savings, which are offset by revenue losses from divested properties, may also be difficult to achieve or maximize due to our fixed cost structure.

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
We pursue certain of our new license opportunities, development projects and other strategic business opportunities through third-party collaborations such as joint ventures, license arrangements and other alliances. Examples include our joint ventures for Horseshoe Baltimore, our development project in Korea, our agreements relating to gaming-related sports content, and other sports-related opportunities.
Our joint ventures are governed by mutually established agreements that we entered into with our partners. As such, we do not unilaterally control the joint ventures or other initiatives. The terms of the joint venture and the rights of our joint venture partners may preclude us from taking actions that we believe to be in the best interests of the Company. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Disagreements with our joint venture partners could result in delays in project development, including construction delays, and ultimate failure of the project. Moreover, our joint venture partners may not be able to provide capital to the joint venture on the terms agreed to or at all, and the joint venture may be unable to obtain external financing to finance its operations. Also, our ability to exit the joint venture may be subject to contractual and other limitations, including as a result of certain restrictions contained in the Merger Agreement.
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
We are subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in the jurisdictions where we operate have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition, or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition, and results of operations. Furthermore, in many jurisdictions where we operate, licenses are granted for limited durations and require renewal from time to time. There can be no assurance that continued gaming activity will be approved in any referendum in the future. If we do not obtain the requisite approval in any future referendum, we will not be able to operate our gaming operations in the affected jurisdiction, which would negatively impact our future performance. In addition, the gaming and other laws and regulations to which we are subject could change or could be interpreted differently in the future, or new laws and regulations could be enacted. For example, in 2018, the U.S. Department of Justice (“DOJ”) reversed its previously-issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act of 1961 (the “Wire Act”). The DOJ’s updated opinion, which is still being evaluated by industry members, concluded instead that the Wire Act was not uniformly limited to gaming relating to sporting events or contests and that certain of its provisions apply to non-sports-related wagering activity. The DOJ’s opinion was set aside by the United States District Court for the District of New Hampshire in June of 2019.  At this time, appellate litigation is ongoing, and we are unable to determine whether the DOJ’s January 2019 opinion will remain in effect or what its impact will be on our business.  The DOJ filed an appellate brief in December 2019, and we are continuing to evaluate the impact of this litigation. Any such material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our business and operating results.
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
Any violation of the Bank Secrecy Act or other similar anti-money laundering (“AML”) laws and regulations could have a negative impact on us.
We deal with significant amounts of cash in our operations and are subject to various reporting and AML regulations. In recent years, governmental authorities have been increasingly focused on AML policies and procedures, with a particular focus on the gaming industry. For example, in June 2019, the British Gambling Commission (“UKGC”) informed Caesars Entertainment UK (“CEUK”) that it was initiating a license review of its British properties. The review relates to certain potential inadequacies in implementation of the CEUK Anti-Money Laundering policies and in CEUK’s social responsibility policy and customer monitoring. CEC is taking all necessary steps to remedy issues identified in its own review and disclosed to the Commission and expects to enter into a settlement with the UKGC in connection with such violations. This and other similar violations of AML or regulations at any of our properties could have a negative effect on our results of operations.
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
We believe that the leadership of our executive officers has been a critical element of our success. Our executive officers and other members of senior management have substantial experience and expertise in our businesses that we believe make significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We do not have key man or similar life insurance policies covering members of our senior management. We have employment agreements with our executive officers, but these agreements do not guarantee that any given executive will remain with us, and there can be no assurance that any such officers will remain with us.
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
The development of intellectual property is part of our overall business strategy, and we regard our intellectual property to be an important element of our success. We rely primarily on trade secret, trademark, domain name, copyright, and contract law to protect the intellectual property and proprietary technology we own. We also actively pursue business opportunities in the United States and in international jurisdictions involving the licensing of our trademarks to third parties, subject to certain restrictions contained in the Merger Agreement. It is possible that third parties may copy or otherwise obtain and use our intellectual property or proprietary technology without authorization or otherwise infringe on our rights. For example, while we have a policy of entering into confidentiality, intellectual property invention assignment, and/or non-competition and non-solicitation agreements or restrictions with our employees, independent contractors, and business partners, such agreements may not provide adequate protection or may be breached, or our proprietary technology may otherwise become available to or be independently developed by our competitors. The laws of some foreign countries may not protect proprietary rights or intellectual property to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, the unauthorized use or reproduction of our trademarks could diminish the value of our trademarks and our market acceptance, competitive advantages, or goodwill, which could adversely affect our business.
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
At any time, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management. If unsuccessful, such litigation could result in the loss of important intellectual property rights, require us to pay substantial damages, subject us to injunctions that prevent us from using certain intellectual property, require us to make admissions that affect our reputation in the marketplace, and require us to enter into license agreements that may not be available on favorable terms or at all. The Merger Agreement also contains certain restrictions that may limit our ability to resolve such disputes absent Eldorado’s prior written consent. Finally, even if we prevail in any litigation, the remedy may not be commercially meaningful or fully compensate us for the harm we suffer or the costs we incur. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We cannot assure you that we will be able to retain our performers and other entertainment offerings on acceptable terms or at all.
Our properties’ entertainment offerings are only under contract for a limited time. For example, Celine Dion, Backstreet Boys, and Donny and Marie’s contract expired in 2019 and the contract for Gwen Stefani is scheduled to end in 2020. These and other of our performers draw customers to our properties and are a significant source of our revenue. We cannot assure you that we will be able to retain our performers or other shows on acceptable terms or at all. In addition, the third parties that we depend on for our properties’ entertainment offerings may become incapable or unwilling to provide their services at the level agreed upon or at all.

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
In addition, natural and man-made disasters such as major fires, floods, severe snowstorms, hurricanes, earthquakes, and oil spills could also adversely impact our business and operating results. Such events could lead to the loss of use of one or more of our properties for an extended period of time and disrupt our ability to attract customers to certain of our gaming facilities. For example, Harrah’s Metropolis Hotel & Casino and Horseshoe Southern Indiana (rebranded in 2019 to Caesars Southern Indiana) each closed in late February 2018 for an extended period of time due to flooding from the Ohio River. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, may be out of our control. In some cases, however, we may receive no proceeds from insurance.
Additionally, a natural disaster affecting one or more of our properties may affect the level and cost of insurance coverage we may be able to obtain in the future, which may adversely affect our financial position.
As our operations depend in part on our customers’ ability to travel, severe or inclement weather can also have a negative impact on our results of operations.
Our business may be adversely affected by the recent coronavirus outbreak.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
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
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. As necessary, we typically estimate the fair value of assets starting with a Replacement Cost New approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors.
Downward adjustments to expectations of future performance at certain of our properties outside of Las Vegas resulted in impairment charges during the years ended December 31, 2019. If significant negative industry or economic trends, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, or property closures or divestitures occur, we may be required to record additional impairment charges in future periods which may be material.
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
We currently have one CBA, represented by one union and covering various employees, in Las Vegas expiring in 2020. Thirty-four agreements covering employees within Las Vegas were set to expire in 2019. We successfully negotiated renewal agreements for 23 agreements, and the renewal terms expire in 2024. We are currently negotiating eight of the agreements which expired in 2019. Additionally, we are negotiating five new agreements. All agreements are subject to automatic extension unless one party gives 60 days’ prior notice of intent to terminate. No such notice has been given. We intend to negotiate renewal agreements or agree to extensions for all CBAs expiring, subject to certain restrictions contained in the Merger Agreement, and are hopeful that we will be able to reach agreements with the respective unions without any work stoppage. Work stoppages and other labor disruptions could have a material adverse impact on our operations.
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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, expand into new markets, improve our operating infrastructure, or acquire complementary businesses, personnel, and technologies. Accordingly, subject to the restrictions set forth in our Merger Agreement, we may need to engage in equity or debt financings to secure additional funds. Any debt financing we secure in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on favorable terms, if at all. There can be no assurances that we could pursue a future offering of securities or enter into a new credit facility at an appropriate price and/or terms to raise the necessary financing. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, which could have a material adverse effect on our business, financial condition, and operating results.
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
As of February 21, 2020, there were 682 million shares of our common stock outstanding, all of which are the same class of voting common stock. All of the outstanding shares of our common stock will be eligible for resale under Rule 144 or Rule 701 of the Securities Act of 1933, as amended (“Securities Act”), subject to volume limitations, applicable holding period requirements or other contractual restrictions.
In connection with the CAC Merger, the Plan, and CEOC’s emergence from bankruptcy, we issued a significant number of shares of our common stock and a significant amount of notes that are convertible into shares of our common stock, subject to the restrictions set forth in our Merger Agreement. We may issue shares of common stock or other securities from time to time as consideration for future acquisitions and investments or for any other reason that our Board of Directors deems advisable. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of common stock or other securities in connection with any such acquisitions and investments.
We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future issuances and sales of our common stock or other securities would have on the market price of our common stock. Sales of substantial amounts of common stock (including shares of common stock issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.
The price and trading volume of our common stock may fluctuate significantly.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent a holder of our common stock from being able to sell their shares. The market price for our common stock could fluctuate significantly for various reasons, including:

•	the pendency of, or our failure to complete, the Merger;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for our products and services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation, including gaming taxes;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	arrival and departure of key personnel;

•	changes in our capital structure;

•	sales of common stock by us or members of our management team;

•	the expiration of contractual lockup agreements; and

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
We have no present plans to pay cash dividends to our stockholders and, for the foreseeable future, intend to retain all of our earnings for use in our business. Subject to the restrictions on dividends set forth in our Merger Agreement, the declaration of dividends by us is within the discretion of our Board of Directors and would be dependent on our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by our Board of Directors.
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

Risks Relating to the Merger
The Merger remains subject to a number of conditions, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.
On June 24, 2019, we entered into the Merger Agreement with Eldorado and Merger Sub, pursuant to which Merger Sub will merge with and into Caesars with Caesars continuing as the surviving corporation and direct wholly owned subsidiary of Eldorado. The Merger Agreement was amended on August 15, 2019.
Each of Eldorado’s and Caesars’ obligation to complete the Merger remains subject to the satisfaction or waiver of certain conditions, including, among others, (1) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and receipt of required gaming approvals, (2) the absence of any governmental order or law prohibiting the completion of the Merger, (3) absence of a material adverse effect on the other party, (4) the accuracy of the other party’s representations and warranties, subject to customary materiality standards and (5) compliance of the other party with its respective covenants under the Merger Agreement in all material respects. Other conditions to completing the Merger, such as obtaining stockholder approvals with respect to the Merger from each party’s stockholders and effecting certain amendments to the indenture governing the CEC Convertible Notes, have been satisfied.
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
The date that our stockholders will receive the merger consideration depends on the Closing Date, which is uncertain. On the date of the special meeting of our stockholders to approve the Merger, our stockholders did not know the exact market value of the Eldorado Common Stock that they may receive upon completion of the Merger.
Upon completion of the Merger, each share of Caesars Common Stock will be converted into merger consideration consisting of either cash consideration or stock consideration in the form of shares of Eldorado Common Stock, or a mix of both, pursuant to the terms of the Merger Agreement.
The amount of and value of the merger consideration that our stockholders will receive will fluctuate based on the market price of shares of Eldorado Common Stock, regardless of whether they receive cash consideration or stock consideration, or a mix of both. The merger consideration that our stockholders will receive for each share of Caesars Common Stock will be based on the Eldorado Common Stock VWAP. Both the closing price of shares of Eldorado Common Stock on the Closing Date and the Eldorado Common Stock VWAP may vary from the closing price of shares of Eldorado Common Stock on the date that Caesars and Eldorado announced the Merger, on the date of the special meeting of our stockholders to approve the Merger, on the date of this report, on the date that a stockholder elects to receive cash consideration or stock consideration in the Merger or on any other date. Any change in the market price of shares of Eldorado Common Stock prior to the completion of the Merger will affect the value of the merger consideration that our stockholders will receive upon completion of the Merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Caesars’ and Eldorado’s respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond our control. Accordingly, at the time that our stockholders make elections to receive cash consideration or stock consideration in the Merger, our stockholders will not know or be able to calculate the amount of the cash consideration or stock consideration they would receive or the value of the shares of Eldorado Common Stock they would receive upon completion of the Merger.
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
The Merger Agreement limits our ability to pursue alternative transactions to the Merger and, in certain circumstances, could require us to pay a termination fee to Eldorado.
The Merger Agreement prohibits Caesars and Eldorado from soliciting competing acquisition proposals, which limits our ability to affirmatively seek offers from other possible acquirers that may be superior to the Merger. If we receive an acquisition proposal, the Merger Agreement is later terminated by Eldorado in certain circumstances relating to our breach of the Merger Agreement and within 12 months after termination we enter into a definitive agreement with respect to or consummate an alternative transaction, we will be required to pay Eldorado a termination fee of approximately $418.4 million. This termination fee may make it less likely that a third party will make an alternative acquisition proposal for us. Payment of this termination fee may also require us to use available cash that would have otherwise been available for general corporate purposes and other matters.
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

•	we may not be able to respond effectively to competitive pressures, industry developments and future business opportunities;

•	in certain circumstances, we may be required to pay a $418.4 million termination fee to Eldorado;

•	we would have incurred significant expenses relating to the Merger that we may be unable to recover; and

•	we could be subject to litigation related to our failure to complete the Merger or to perform our obligations under the Merger Agreement.
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
Upon completion of the Merger, holders of shares of Caesars Common Stock will become holders of shares of Eldorado Common Stock. Eldorado’s businesses differ from those of Caesars, and accordingly the results of operations of Eldorado will be affected by some factors that are different from those currently affecting the results of operations of Caesars. For a discussion of risk factors to consider in connection with Eldorado’s businesses, see Part I, Item 1A of Eldorado’s Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of Eldorado’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2019 and September 30, 2019.
Litigation against Caesars, Eldorado and/or the members of their respective boards of directors challenging the Merger could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
Stockholders of Caesars and/or Eldorado have filed, and may file, lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement naming Caesars, Eldorado and/or the members of their respective boards of directors as defendants. See Note 11. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay completion of the Merger in the expected timeframe, or may prevent the Merger from being completed at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the completion of the Merger and ongoing business activities, which could adversely affect the operation of our business.
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
The integration process for the combined company will require significant time and resources, require significant attention from management and disrupt the ordinary functioning of our business. There can be no assurance that the risks described above, or other risks and challenges inherent in the combination of two businesses of the size, scope and complexity of Caesars and Eldorado, will not materialize. If any of those risks materialize, they may materially and adversely affect the combined company’s stock and/or bond prices, operating results, financial position and/or cash flows.

PRIVATE SECURITIES LITIGATION REFORM ACT
This Form 10-K contains or may contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “present,” “plan,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to the Merger, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
In addition to the risk factors set forth above, important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include without limitation:

•
risks related to the Merger, including, but not limited to: (1) the inability to complete the Merger due to the failure to satisfy certain conditions to completion of the Merger, including the receipt of all gaming and other regulatory approvals related to the Merger; (2) uncertainties as to the timing of the completion of the Merger and the ability of each party to complete the Merger; (3) disruption of our current plans and operations; (4) the inability to retain and hire key personnel; (5) competitive responses to the Merger; (6) termination fees and unexpected costs, charges or expenses resulting from the Merger; (7) the outcome of any legal proceedings instituted against us or our directors related to the Merger Agreement; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger; (9) the inability to obtain, or delays in obtaining, cost savings and synergies from the Merger; (10) delays, challenges and expenses associated with integrating the combined companies’ existing businesses and the indebtedness planned to be incurred in connection with the Merger; and (11) legislative, regulatory and economic developments;

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

•	we may not be able to realize the anticipated benefits of our acquisition of Centaur Holdings, LLC;

•	the impact of our operating structure following CEOC’s emergence from bankruptcy;

•	the effects of local and national economic, credit, and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the effect of reductions in consumer discretionary spending due to economic downturns or other factors and changes in consumer demands;

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

•	our ability to recoup costs of capital investments through higher revenues;

•	growth in consumer demand for non-gaming offerings;

•	abnormal gaming holds (“gaming hold” is the amount of money that is retained by the casino from wagers by customers);

•	the effects of competition, including locations of competitors, growth of online gaming, competition for new licenses, and operating and market competition;

•	our ability to protect our intellectual property rights and damages caused to our brands due to the unauthorized use of our brand names by third parties in ways outside of our control;

•	the ability to timely and cost-effectively integrate companies that we acquire into our operations;

•	the ability to execute on our brand licensing and management strategy is subject to third-party agreements and other risks associated with new projects;

•	not being able to realize all of our anticipated cost savings;

•	our ability to attract, retain, and motivate employees, including in connection with the Merger;

•	our ability to retain our performers or other entertainment offerings on acceptable terms or at all;

•	the risk of fraud, theft, and cheating;

•	seasonal fluctuations resulting in volatility and an adverse effect on our operating results;

•	any impairments to goodwill, indefinite-lived intangible assets, or long-lived assets that we may incur;

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

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
As of December 31, 2019, the following are our properties. All amounts are approximations.

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
Las Vegas Segment
Owned-Domestic
Bally’s Las Vegas	Las Vegas, NV	68,400	940	70	2,810
The Cromwell	Las Vegas, NV	41,600	360	50	190
Flamingo Las Vegas	Las Vegas, NV	72,300	1,120	110	3,450
The LINQ Hotel & Casino	Las Vegas, NV	32,900	780	60	2,250
The LINQ Promenade (1)	Las Vegas, NV	—	—	—	—
Paris Las Vegas	Las Vegas, NV	95,300	980	100	2,920
Planet Hollywood Resort & Casino	Las Vegas, NV	64,500	1,070	110	2,500
Leased
Caesars Palace Las Vegas	Las Vegas, NV	124,200	1,490	170	3,970
Harrah’s Las Vegas	Las Vegas, NV	88,800	1,250	90	2,540
Rio All-Suite Hotel & Casino (2)	Las Vegas, NV	117,300	1,050	70	2,520

Other U.S. Segment
Owned-Domestic
Harrah’s Atlantic City	Atlantic City, NJ	156,300	2,050	170	2,590
Harrah’s Laughlin	Laughlin, NV	56,400	880	40	1,510
Harrah’s New Orleans	New Orleans, LA	101,100	1,490	160	450
Hoosier Park (3)	Anderson, IN	55,300	1,490	—	—
Indiana Grand (4)	Shelbyville, IN	105,100	2,000	—	—
Leased from VICI Properties Inc.
Bally’s Atlantic City	Atlantic City, NJ	127,200	1,770	160	1,210
Bluegrass Downs (5)	Paducah, KY	—	—	—	—
Caesars Atlantic City	Atlantic City, NJ	115,900	1,890	130	1,140
Caesars Southern Indiana	Elizabeth, IN	74,400	1,200	90	500
Harrah’s Council Bluffs	Council Bluffs, IA	21,400	520	20	250
Harrah’s Gulf Coast	Biloxi, MS	30,800	770	30	500
Harrah’s Joliet	Joliet, IL	39,000	1,090	40	200
Harrah’s Lake Tahoe	Lake Tahoe, NV	53,800	770	60	510
Harrah’s Louisiana Downs	Bossier City, LA	12,000	820	—	—
Harrah’s Metropolis	Metropolis, IL	24,300	840	30	260
Harrah’s North Kansas City	N. Kansas City, MO	60,100	1,240	60	390
Harrah’s Philadelphia	Chester, PA	110,500	2,270	110	—
Harrah’s Reno (6)	Reno, NV	42,800	590	20	930
Harveys Lake Tahoe	Lake Tahoe, NV	51,100	610	50	740
Horseshoe Bossier City	Bossier City, LA	28,300	1,150	70	600
Horseshoe Council Bluffs	Council Bluffs, IA	59,900	1,370	70	150
Horseshoe Hammond	Hammond, IN	116,500	2,140	150	—
Horseshoe Tunica	Tunica, MS	63,000	1,030	100	510
Tunica Roadhouse (7)	Tunica, MS	—	—	—	140

Property	Location	Casino Space– Sq. Ft.	Slot Machines	Table Games	Hotel Rooms and Suites
All Other Segment
Owned-International
Caesars Cairo	Egypt	6,500	30	20	—
Ramses Casino	Egypt	2,700	40	20	—
Emerald Casino Resort (8)	South Africa	37,700	410	20	190
Alea Glasgow	United Kingdom	22,000	50	30	—
Alea Nottingham	United Kingdom	15,200	50	20	—
The Empire Casino	United Kingdom	20,400	130	50	—
Manchester235	United Kingdom	17,600	50	40	—
Playboy Club London	United Kingdom	10,000	20	20	—
Rendezvous Brighton	United Kingdom	15,000	50	20	—
Rendezvous Southend-on-Sea	United Kingdom	10,300	40	20	—
The Sportsman	United Kingdom	5,800	40	20	—

Managed
Harrah’s Ak-Chin	Phoenix, AZ	65,200	1,150	30	530
Harrah’s Cherokee	Cherokee, NC	176,800	3,130	160	1,110
Harrah’s Cherokee Valley River	Murphy, NC	65,000	1,020	60	300
Harrah’s Resort Southern California	Funner, CA	72,900	1,630	70	1,090
Horseshoe Baltimore (9)	Baltimore, MD	122,000	2,200	210	—
Caesars Windsor	Canada	100,000	2,290	90	760
Kings & Queens Casino	Egypt	2,100	30	10	—
Caesars Dubai	United Arab Emirates	—	—	—	580
___________________

(1)
The LINQ Promenade is an open-air dining, entertainment, and retail promenade located on the east side of the Las Vegas Strip. It also features the High Roller, a 550-foot observation wheel, and the Fly LINQ Zipline attraction.

(2)	Rio was sold on December 5, 2019 and Caesars continues to operate the property under a lease for an initial term of 2 years.

(3)	Hoosier Park includes operations of our off-track betting locations, Winner’s Circle Indianapolis and Winner’s Circle New Haven.

(4)	Indiana Grand includes operations of our off-track betting location, Winner’s Circle Clarksville.

(5)	Bluegrass Downs ceased operations on October 1, 2019.

(6)	In December 2019, we entered into an agreement to sell Harrah’s Reno, contingent upon the Merger.

(7)	Tunica Roadhouse ceased gaming operations in January 2019. Hotel operations continued until it closed in January 2020.

(8)	In May 2019, we entered into an agreement to sell Emerald Resort & Casino. As of December 31, 2019, the property’s assets and liabilities were classified as held for sale.

(9)	As of December 31, 2019, Horseshoe Baltimore was 44.3% owned and held as an equity-method investment.

In addition to our properties listed above, other domestic and international properties, including Harrah’s Northern California, are authorized to use the brands and marks of Caesars Entertainment Corporation.

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
On September 5, 2019, a complaint was filed against Caesars and each member of the Caesars board of directors (the “Caesars Board”) in the United States District Court for the District of Delaware. The lawsuit, captioned Stein v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01656, alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 244.100, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff seeks (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint, (ii) if the Merger is consummated, rescission of the Merger or rescissory damages and (iii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also seeks an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
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
On September 11, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the District of New Jersey. The lawsuit, captioned Romaniuk v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-17871, alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff sought (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also sought an award of costs and expenses incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On December 7, 2019, the Romaniuk complaint was voluntarily dismissed.
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
Also on September 13, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Biasi v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-08547, alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 229.1015, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff sought (i) to enjoin the defendants from proceeding with the special meeting of Caesars’ stockholders to, among other things, adopt the Merger Agreement and consummating the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also sought an award of costs and expenses incurred in the action, including reasonable expert fees and attorneys’ fees. On November 15, 2019, the Biasi complaint was voluntarily dismissed.
On September 26, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Marathon Capital LLC v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-08971, alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff sought (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also sought an award of costs and expenses incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On November 22, 2019, the Marathon Capital LLC complaint was voluntarily dismissed.
On October 18, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Yarbrough v. Caesars Entertainment Corp., et al., Case No. 1:19-cv-09650 (S.D.N.Y.), alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading definitive registration statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to disclose material information regarding: (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff sought (i) to enjoin the shareholder vote on the Merger or consummation of the Merger; and (ii) rescission of the Merger, to the extent it closes. The plaintiff also sought an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On February 14, 2020, the Yarbrough compliant was voluntarily dismissed.
We believe the claims asserted in each of the above described complaints are without merit and intend to vigorously defend against them to the extent they have not already been dismissed. It is not probable that litigation discussed above, to the extent it was not already dismissed as of December 31, 2019, will result in a material effect on our financial statements.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Stock Market under the ticker symbol “CZR.”
As of February 21, 2020, there were 682,268,726 shares of common stock issued and outstanding that were held by approximately 1,140 stockholders of record.
Except as described below, there have not been any sales by CEC of equity securities during the years ended December 31, 2019, 2018, or 2017 that have not been registered under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of the Company’s common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the year ended December 31, 2019, there were no shares repurchased under the program. During the year ended December 31, 2018, we repurchased approximately 31 million shares for approximately $311 million under the program recorded in Treasury stock. As of December 31, 2019, the maximum dollar value that may still be purchased under the program was $439 million.

Pursuant to the Merger Agreement, prior to the completion of the Merger or termination of the Merger Agreement, we may not, absent Eldorado’s prior written consent, repurchase shares of our common stock (subject to limited exceptions related to stock options or settlement of other awards and the CEC Convertible Notes).
Performance Graph
The graph depicted below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Gambling Total Stock Market Index (“Dow Jones U.S. Gambling”) for the period beginning on December 31, 2014 and ending on December 31, 2019. NASDAQ OMX furnished the data. The performance graph assumes a $100 investment in our stock and each of the two indices, respectively, on December 31, 2014, and that all dividends were reinvested. Stock price performance, presented for the period from December 31, 2014 to December 31, 2019, is not necessarily indicative of future results.

	As of December 31,
	2014	2015	2016	2017	2018	2019
CZR	$100.00	$50.29	$54.17	$80.62	$43.28	$86.68
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones U.S. Gambling	100.00	83.32	105.68	158.5	111.73	162.28
The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act or the Exchange Act, unless we specifically incorporate the performance graph by reference therein.
Equity Compensation Plan Information
We maintain a long-term incentive plan for management, other personnel, and key service providers. The plan allows for granting stock-based compensation awards, including time-based and performance-based stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), market-based stock units (“MSUs”), restricted stock awards, stock grants, or a combination of awards. See Note 16 for a description of our stock-based compensation plan. The following table provides information relating to shares of our common stock that are authorized for issuance under the Company’s equity compensation plan as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,368,484	$14.67	8,345,490
____________________

(1)	Includes (a) 2,147,750 shares of common stock issuable upon exercise of outstanding options with a weighted-average exercise price of $14.67, and (b) 10,220,734 unvested RSUs, PSUs, and MSUs.

(2)	RSUs, PSUs, and MSUs do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.
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
Transactions Related to our CEC Convertible Notes
On the Effective Date, CEC issued $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 to the creditors of CEOC pursuant to the terms of the Plan. The CEC Convertible Notes were issued pursuant to the indenture, dated as of October 6, 2017, between CEC and Delaware Trust Company, as trustee. On December 2, 2019, we paid $28 million to the holders of the CEC Convertible Notes, whose consents were validly delivered and not validly revoked, to modify the CEC Convertible Notes. The consent fee is recognized as an additional discount to our debt and will be amortized over the remaining life of the CEC Convertible Notes. The consent amended the indenture governing the CEC Convertible Notes to expressly permit the Merger and the other transactions contemplated by the Merger Agreement. See Note 12 for additional information. As of December 31, 2019, an immaterial amount of the CEC Convertible Notes was converted into shares of CEC common stock. The issuance of the CEC Convertible Notes and the CEC common stock issued upon conversion thereof were not registered under the Securities Act and are exempt from the registration requirements of the Securities Act pursuant to Section 1145 of the Bankruptcy Code.

ITEM 6.	Selected Financial Data
The following selected financial data should be read in conjunction with the consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

(In millions, except per share data)	2019	2018	2017 (1)	2016	2015 (2)
OPERATING DATA
Net revenues	$8,742	$8,391	$4,868	$3,877	$3,957
Impairment of goodwill	27	43	—	—	—
Impairment of tangible and other intangible assets	441	35	—	—	—
Income from operations	618	739	537	226	318
Interest expense (3)(4)	(1,370)	(1,346)	(773)	(599)	(683)
Gain on deconsolidation of subsidiaries	—	—	31	—	7,125
Restructuring and support expenses (5)	—	—	(2,028)	(5,729)	(1,017)
Loss on extinguishment of debt	—	(1)	(232)	—	—
Other income/(loss)	(587)	791	95	(29)	7
Income/(loss) from continuing operations, net of income taxes	(1,198)	304	(375)	(6,458)	5,856
Discontinued operations, net of income taxes (6)	—	—	—	3,380	155
Net income/(loss)	(1,198)	304	(375)	(3,078)	6,011
Net income/(loss) attributable to Caesars	(1,195)	303	(368)	(3,049)	6,012
COMMON STOCK DATA
Basic earnings/(loss) per share from:
Continuing operations	$(1.77)	$0.44	$(1.32)	$(43.96)	$40.44
Discontinued operations (6)	—	—	—	23.11	1.07
Net income/(loss)	$(1.77)	$0.44	$(1.32)	$(20.85)	$41.51
Diluted earnings/(loss) per share from:
Continuing operations (7)	$(1.77)	$(0.25)	$(1.32)	$(43.96)	$39.83
Discontinued operations (6)	—	—	—	23.11	1.06
Net income/(loss) (7)	$(1.77)	$(0.25)	$(1.32)	$(20.85)	$40.89

FINANCIAL POSITION DATA
Total assets	$25,345	$25,775	$25,436	$14,936	$12,251
Current portion of long-term debt (4)	64	164	64	89	187
Long-term debt (4)	8,478	8,801	8,849	6,749	6,777
Current portion of financing obligations (3)	21	20	9	—	—
Financing obligations (3)	10,070	10,057	9,355	—	—
Noncontrolling interests	80	88	71	53	80
Stockholders’ equity/(deficit)	2,131	3,250	3,226	(1,660)	1,962
____________________

(1)	2017 reflects the consolidation of CEOC’s successor operating company subsequent to the Effective Date.

(2)	2015 reflects the deconsolidation of CEOC.

(3)	See Note 10 related to financing obligations and related interest expense.

(4)	See Note 12 related to long-term debt and related interest expense.

(5)	Reflects financial support costs for the reorganization of CEOC.

(6)	Reflects the sale of CIE’s social and mobile games business (the “SMG Business”) on September 23, 2016.

(7)	See Note 14 for discussion regarding the correction of 2018 Diluted loss per share.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We lease certain real property assets from third parties, including VICI Properties Inc. and/or its subsidiaries (collectively, “VICI”).
We view each property as an operating segment and aggregate such properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. The way in which Caesars management assesses results and allocates resources is aligned with these segments. See Part I, Item 2, “Properties” and Note 20.
Summary of Significant Events

The following are the significant events and drivers of performance. Accordingly, the remainder of the discussion and analysis of results in this Item 7 should be read in conjunction with this summary.
Year Ended December 31, 2019
Proposed Merger of Caesars Entertainment Corporation with Eldorado Resorts, Inc.
On June 24, 2019, Caesars, Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”), and Colt Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Eldorado (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Caesars (the “Merger”), with Caesars continuing as the surviving corporation and a direct wholly owned subsidiary of Eldorado. On November 15, 2019, the respective stockholders of Caesars and Eldorado voted to approve the Merger. The transaction is expected to close in the first half of 2020. In connection with the Merger, Eldorado will change its name to Caesars Entertainment, Inc. See Note 1.
The Merger may have significant effects on us, including, among others, the significant diversion of management and employee attention from ordinary course matters. For a more extensive discussion of those and other possible effects, please refer to “Risk Factors” in Part I, Item 1A of this report.
Rio All-Suite Hotel & Casino Disposition
On September 20, 2019, Rio Properties, LLC, a subsidiary of CEC, entered into a Purchase and Sale Agreement and Joint Escrow Instructions for certain assets of Rio. During the quarter ended September 30, 2019, we recorded an impairment charge of $380 million, which included $6 million related to selling costs, as the carrying value was higher than the fair value. On December 5, 2019, the transaction was completed for a sales price of approximately $516 million. The sales price received includes $40 million in seller financing that we provided the buyer at a 9% interest rate, that is due to us in two years unless extended for an additional year. Interest may be paid monthly, or paid-in-kind at the option of the buyer. We received $470 million in cash proceeds, net of selling costs. In connection with the closing of the sale, we entered into a lease and trademark license under which we will continue to operate the property under the Rio trademark for an initial term of two years at an annual rent amount of approximately $45 million. See Note 1.
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

	Years Ended December 31,
(In millions)	2019	2018
Depreciation expense	$473	$490
Interest expense	898	878
Rental payments (1)	812	725
____________________

(1)	Reflects cash paid for interest and principal related to our failed sale-leaseback financing obligations.
2018 Transactions with VICI
On July 11, 2018, we sold Octavius Tower at Caesars Palace (“Octavius Tower”) to VICI for $508 million in cash. Proceeds from the transaction were used to partially fund the closing of CEC’s acquisition of Centaur Holdings, LLC (“Centaur”). On December 26, 2018, we sold all land and real property improvements used in the operation of Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) as part of a sale and leaseback transaction with VICI for $242 million. We continue to operate under the long-term lease agreement terms for both Octavius Tower and Harrah’s Philadelphia.
These transactions did not qualify for sale-leaseback accounting, which resulted in the assets remaining on our Balance Sheet at their historical net book value and the assets being depreciated over their remaining useful lives. A financing obligation was recognized for the proceeds received.
Additionally, on December 26, 2018, we consummated modifications to certain of our existing lease agreements with VICI for consideration of $159 million, which reduced the purchase price we paid for Harrah’s Philadelphia and our financing obligation. The modifications, among other things, bring certain of the lease terms into alignment with other master leases in the sector and the long-term performance of the properties and create additional flexibility to facilitate our future development strategies.
Acquisition of Centaur Holdings, LLC
On July 16, 2018, we completed the acquisition of Centaur. Centaur operated Hoosier Park Racing & Casino (“Hoosier Park”) in Anderson, Indiana, and Indiana Grand Racing & Casino (“Indiana Grand”) in Shelbyville, Indiana. See Note 4 for additional information.
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program ( ”Repurchase Program”) to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. During the year ended December 31, 2019, there were no shares repurchased under the program. During the year ended December 31, 2018, we repurchased approximately 31 million shares for approximately $311 million under the program recorded in Treasury stock.
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
Year Ended December 31, 2017
CEOC’s Emergence from Bankruptcy and CEC’s Merger with Caesars Acquisition Company
CEOC and certain of its U.S. subsidiaries emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Plan”) on October 6, 2017 (the “Effective Date”). As part of its emergence from bankruptcy, CEOC reorganized into an operating company (“OpCo”) separate from its real property assets. OpCo was acquired by CEC on the Effective Date and immediately merged with and into CEOC LLC. CEOC LLC operates the properties and facilities formerly held by CEOC and leases the properties and facilities from VICI, which are accounted for as failed sale-leaseback transactions (see Failed Sale-Leaseback Financing Obligations above). As a result of CEC’s acquisition of the operating company and the subsequent merger of the operating company with and into CEOC LLC, CEC’s consolidated financial results include the results of the operating company subsequent to the Effective Date. See Note 1. The partial year impact in 2017 is summarized in the table below.
CEOC LLC Operating Results

(Dollars in millions)	October 6, 2017 - December 31, 2017
Casino	$628
Food and beverage	173
Rooms	118
Other revenue	47
Management fees	15
Reimbursed management costs	48
Net revenues	$1,029

Income from operations	$52
Interest expense	(208)
Restructuring and support expenses	(9)
Other income	2
Net loss, net of income taxes	(164)
Net loss attributable to Caesars	(164)
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
2017 Debt Activity
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
Horseshoe Baltimore Operating Results through August 31, 2017

(In millions)	2017
Casino	$168
Food and beverage	13
Other revenue	9
Net revenues	$190

Income from operations	$16
Interest expense	(18)
Loss on extinguishment of debt	(12)
Net loss	(14)
Net loss attributable to Caesars	(7)

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
Consolidated Operating Results

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	Fav/(Unfav)		Fav/(Unfav)
Net revenues	$8,742	$8,391	$4,868	$351	4.2%	$3,523	72.4%
Income from operations	618	739	537	(121)	(16.4)%	202	37.6%
Interest expense	(1,370)	(1,346)	(773)	(24)	(1.8)%	(573)	(74.1)%
Gain on deconsolidation of subsidiaries	—	—	31	—	*	(31)	(100.0)%
Restructuring and support expenses	—	—	(2,028)	—	*	2,028	100.0%
Loss on extinguishment of debt	—	(1)	(232)	1	100.0%	231	99.6%
Other income/(loss)	(587)	791	95	(1,378)	*	696	*
Net income/(loss)	(1,198)	304	(375)	(1,502)	*	679	*
Net income/(loss) attributable to Caesars	(1,195)	303	(368)	(1,498)	*	671	*
Adjusted EBITDA (1)	2,405	2,308	1,361	97	4.2%	947	69.6%
Operating margin (2)	7.1%	8.8%	11.0%	—	(1.7) pts	—	(2.2) pts
___________________

*	Not meaningful.

(1)
See the “Reconciliation of Non-GAAP Financial Measures” discussion later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of Adjusted EBITDA.

(2)	Operating margin is calculated as income from operations divided by net revenues.

Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues, rooms revenues, and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly affects our gaming volumes. Our food and beverage revenues are generated primarily from our buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service. Our other revenues are generated primarily from third-party real estate leasing arrangements at our properties, revenue from company-operated retail stores, revenue from parking, revenue from our entertainment venues, including The High Roller observation wheel, and subsequent to the Effective Date, revenue earned from our casino management service fees and reimbursed management costs charged to third parties.
Net Revenues - Consolidated

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	Fav/(Unfav)		Fav/(Unfav)
Casino	$4,448	$4,247	$2,168	$201	4.7%	$2,079	95.9%
Food and beverage	1,618	1,574	982	44	2.8%	592	60.3%
Rooms	1,581	1,519	1,074	62	4.1%	445	41.4%
Other revenue	824	789	584	35	4.4%	205	35.1%
Management fees	59	60	12	(1)	(1.7)%	48	*
Reimbursed management costs	212	202	48	10	5.0%	154	*
Net revenues	$8,742	$8,391	$4,868	$351	4.2%	$3,523	72.4%
___________________

*	Not meaningful.
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
Retail Value of Complimentaries

	Years Ended December 31,
(In millions)	2019	2018	2017
Food and beverage	$594	$589	$364
Rooms	490	489	307
Other	114	106	62
Total complimentaries	1,198	1,184	733
CEOC complimentaries (1)	—	—	427
Total complimentaries with CEOC	$1,198	$1,184	$1,160
___________________

(1)	Complimentaries recognized by CEOC prior to the Effective Date.
Net Revenues - Segment

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	Fav/(Unfav)		Fav/(Unfav)
Las Vegas	$3,919	$3,753	$2,902	$166	4.4%	$851	29.3%
Other U.S.	4,225	4,047	1,758	178	4.4%	2,289	130.2%
All Other	598	591	208	7	1.2%	383	184.1%
Net revenues	$8,742	$8,391	$4,868	$351	4.2%	$3,523	72.4%

Cash ADR (1)
Years Ended December 31, 2017, 2018, and 2019

____________________

(1)
Cash average daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied. 2017 excludes CEOC’s results prior to the Effective Date.

Year Ended December 31, 2019 versus 2018
Net revenue increased $351 million, or 4.2%, in 2019 compared with 2018 primarily due to the following:

•	Additional net revenue of $283 million associated with an extra six and a half months of operations in 2019 with the acquisition of Centaur on July 16, 2018.

•
Rooms revenues increased $62 million in 2019 compared with 2018 and Caesars cash ADR increased from $155 in 2018 to $158 in 2019, primarily due to an increase in occupancy rates and higher resort fee revenue in the Las Vegas region.

•	Other revenue, excluding Centaur, increased $28 million in 2019 compared with 2018 primarily due to increases in parking, licensing, and commission revenues in 2019.

•
Food and beverage revenues, excluding Centaur, increased $26 million in 2019 compared with 2018 primarily due to higher occupancy rates, newly opened food and beverage outlets in 2019 and increased revenues from venues opened in 2018 in the Las Vegas region.

•
Offsetting the increases was a decline in Casino revenues, excluding Centaur, of $57 million in 2019 compared with 2018 primarily due to a decrease of $94 million in our Other U.S. segment. The decrease was largely due to unfavorable hold and lower gaming volume from increased competition in Atlantic City, the closing of Tunica Roadhouse in January 2019, and inclement weather across some of our properties, which resulted in prolonged closures at certain properties. An increase of $45 million in our Las Vegas segment from higher gaming volumes and favorable hold offset the decline in our Other U.S. segment.

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

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	Fav/(Unfav)		Fav/(Unfav)
Net revenues	$8,742	$8,391	$4,868	$351	4.2%	$3,523	72.4%
Operating expenses
Casino	2,511	2,380	1,202	(131)	(5.5)%	(1,178)	(98.0)%
Food and beverage	1,113	1,092	682	(21)	(1.9)%	(410)	(60.1)%
Rooms	486	472	353	(14)	(3.0)%	(119)	(33.7)%
Property, general, administrative, and other	1,882	1,796	1,153	(86)	(4.8)%	(643)	(55.8)%
Reimbursable management costs	212	202	48	(10)	(5.0)%	(154)	*
Depreciation and amortization	1,021	1,145	626	124	10.8%	(519)	(82.9)%
Impairment of goodwill	27	43	—	16	37.2%	(43)	*
Impairment of tangible and other intangible assets	441	35	—	(406)	*	(35)	*
Corporate expense	295	332	202	37	11.1%	(130)	(64.4)%
Other operating costs	136	155	65	19	12.3%	(90)	(138.5)%
Total operating expenses	8,124	7,652	4,331	(472)	(6.2)%	(3,321)	(76.7)%
Income from operations	$618	$739	$537	$(121)	(16.4)%	$202	37.6%
___________________

*	Not meaningful.
Income from Operations - Segment

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	Fav/(Unfav)		Fav/(Unfav)
Las Vegas	$560	$716	$549	$(156)	(21.8)%	$167	30.4%
Other U.S.	525	434	199	91	21.0%	235	118.1%
All Other	(467)	(411)	(211)	(56)	(13.6)%	(200)	(94.8)%
Income from operations	$618	$739	$537	$(121)	(16.4)%	$202	37.6%
Year Ended December 31, 2019 versus 2018
Income from operations decreased $121 million, or 16.4%, in 2019 compared with 2018 due to an increase in net revenues of $351 million as explained above and offset by an increase in operating expenses of $472 million in 2019 compared with 2018 primarily due to the following:

•
Impairment of tangible and other intangible assets increased by $406 million due to impairment charges in 2019 related to land and buildings at Rio, as well as gaming rights at Horseshoe Hammond and our CEUK properties.

•	Higher operating expenses of $223 million resulting from our acquisition of Centaur in 2018.

•
Property, general, administrative, and other increased by $47 million, excluding Centaur, in 2019 due to higher costs in support of our technology infrastructure and expenses related to our sports partnerships.

•
The increases were partially offset by a decrease of $151 million of Depreciation and amortization, excluding Centaur, primarily due to disposals of property and equipment related to renovation projects and accelerated depreciation of assets revalued on the Effective Date, which were recorded in 2018.

•
The increases were also partially offset by a decrease of $20 million, excluding Centaur, in Other operating costs primarily as a result of nonrecurring contract termination fees and acquisition costs in 2018.

•	Corporate expense decreased by $37 million in 2019 primarily due to a decrease in consulting fees for 2018 projects, corporate payroll and retention bonus expenses.

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

◦	These increases were partially offset by a decrease of $36 million in direct expenses primarily due to operating efficiencies driven by lower marketing and labor costs.
Other Factors that Affect Net Income/(Loss)
Other Factors Affecting Net Income/(Loss) - Consolidated

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	Fav/(Unfav)		Fav/(Unfav)
Interest expense	$(1,370)	$(1,346)	$(773)	$(24)	(1.8)%	$(573)	(74.1)%
Gain on deconsolidation of subsidiaries	—	—	31	—	*	(31)	(100.0)%
Restructuring and support expenses	—	—	(2,028)	—	*	2,028	100.0%
Loss on extinguishment of debt	—	(1)	(232)	1	100.0%	231	99.6%
Other income/(loss)	(587)	791	95	(1,378)	*	696	*
Income tax benefit	141	121	1,995	20	16.5%	(1,874)	(93.9)%
___________________

*	Not meaningful.

Interest Expense

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	Fav/(Unfav)		Fav/(Unfav)
Failed sale-leasebacks	$898	$878	$187	$(20)	(2.3)%	$(691)	*
CEOC LLC Term Loan	63	65	12	2	3.1%	(53)	*
Golf Course Use Agreement	13	11	2	(2)	(18.2)%	(9)	*
Chester Downs Senior Secured Notes	—	—	6	—	*	6	100.0%
Horseshoe Baltimore	—	—	18	—	*	18	100.0%
CRC Term Loan	250	232	199	(18)	(7.8)%	(33)	(16.6)%
CRC Notes	93	92	309	(1)	(1.1)%	217	70.2%
CEC Convertible Notes	54	53	13	(1)	(1.9)%	(40)	*
Other interest expense (1)	(1)	15	27	16	*	12	44.4%
Total interest expense	$1,370	$1,346	$773	$(24)	(1.8)%	$(573)	(74.1)%
___________________

*	Not meaningful.

(1)
Includes the effect of capitalized interest of $29 million, $8 million, and $6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Significant projects in 2019 primarily related to the construction of the Forum Convention Center and the Southern Indiana land-based Casino project.

Interest expense increased $24 million, or 1.8%, in 2019 compared with 2018 primarily due to the following:

•
Failed sale-leaseback interest expense increased $20 million primarily as a result of the failed sale-leaseback financing obligations established for Octavius Tower at Caesars Palace and Harrah’s Philadelphia Casino and Racetrack, which were sold to VICI in the second half of 2018.

•
Increase in the floating one-month London Interbank Offered Rate (“LIBOR”) and additional interest rate swaps becoming effective in 2019 contributed to the CRC Term Loan interest expense increase of $18 million.

•
The increases in interest expense were partially offset by an increase in capitalized interest of $21 million related to construction of the Forum Convention Center and the Caesars Southern Indiana land-based casino project in 2019.

Interest expense increased $573 million, or 74.1% in 2018 compared with 2017 primarily due to the consolidation of CEOC LLC’s results following the Effective Date. CEOC LLC contributed $658 million to the increase in interest expense as a result of (i) a $602 million increase in interest expense related to CEOC LLC’s lease agreements with VICI that are accounted for as failed sale-leaseback financing obligations, (ii) a $53 million increase in interest expense recognized for the CEOC LLC Term Loan and (iii) a $9 million increase in interest expense related to the Golf Course Use Agreement (as described in Note 11), and (iv) offset by non-recurring interest expense of $6 million in the prior year for the Chester Downs Senior Secured Notes. The increase was partially offset by an $18 million decrease in interest expense related to the Horseshoe Baltimore debt resulting from the deconsolidation of Horseshoe Baltimore in August 2017. In addition to the effect of CEOC LLC and Horseshoe Baltimore, interest expense decreased by $67 million primarily due to the following:

•
A $184 million decrease in interest expense resulting from lower interest rates due to the refinancing of debt as well as repayment of loans in 2017 and a $12 million decrease in other interest expense.

•
These decreases were partially offset by an increase of $75 million in interest expense related to the Harrah’s Las Vegas lease agreement with VICI and $14 million of interest expense for Octavius Tower related to CEOC LLC’s lease agreements with VICI, which are accounted for as failed sale-leaseback financing obligations, and $40 million in interest expense recognized for the $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”), which were not outstanding until the fourth quarter of 2017.

Gain on Deconsolidation of Subsidiaries
As described in Note 2, we deconsolidated Horseshoe Baltimore in 2017 and recognized a gain of $31 million.
Restructuring and Support Expenses
As described in Note 1, we recognized certain obligations that were ultimately settled upon CEOC’s emergence from bankruptcy on the Effective Date. Restructuring and support expenses for the year ended December 31, 2017 was $2.0 billion. This was primarily composed of accruals for (i) forbearance fees and other payments to CEOC’s creditors that were settled in cash, (ii) a bank guaranty settlement related to the modification of CEC’s guarantee under CEOC’s senior secured credit facilities that was settled in cash, (iii) payments of CEOC’s creditors’ expenses, settlement charges, and other fees that were settled in cash, (iv) the issuance of CEC common stock, (v) the issuance of the CEC Convertible Notes (see Note 8 and Note 12), and (vi) the VICI Call Right to purchase and leaseback the real property assets associated with three of our properties as other consideration (see Note 9). A portion of the obligations we recognized reflected our estimates of the fair value of the consideration CEC agreed to provide in exchange for the resolution of litigation claims and potential claims against CEC and its affiliates.
Loss on Extinguishment of Debt
We recognized losses on extinguishment of debt totaling $232 million in 2017 relating to early debt redemption charges as well as the write-off of debt discounts and deferred financing costs associated with the extinguishment of the outstanding debt of Caesars Growth Properties Holdings, LLC and Caesars Entertainment Resort Properties, LLC in conjunction with the refinancing during the year.
Other Income/(Loss)
Other loss in 2019 primarily relates to a loss of $620 million due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes which was primarily driven by the increase in the share price of our common stock. The change was partially offset by proceeds from a legal settlement of $14 million and dividend and interest income of $17 million related to our investments.
Other income in 2018 primarily relates to a gain of $697 million due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a gain of $24 million due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims. In 2018, we also recorded a gain of $31 million for claims that were expunged (see Note 8 for further details), recognized dividend and interest income of $21 million, and recognized $19 million in income related to an adjustment to our pension obligation for employees of our London Clubs International subsidiary (see Note 17 for further details).
Other income in 2017 primarily relates to a gain of $64 million due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes (see Note 8 for further details), a $17 million gain for an interest swap payment CEC made on behalf of CEOC that was recovered with interest, and $14 million for interest income earned on the proceeds from the sale of the SMG Business.
Income Tax Benefit
The effective tax rate was 10.6% for 2019, negative 66.1% for 2018, and 84.2% for 2017. The effective tax rate in 2019 differed from the statutory rate of 21% primarily due to an increase in federal valuation allowance from losses not tax benefitted, nondeductible stock-based compensation expense, nondeductible fines, and nondeductible impairment of goodwill. The effective tax rate in 2018 differed from the statutory rate of 21% primarily due to the deferred tax benefit from the partial release of the federal valuation allowance upon the acquisition of Centaur and from revisions to the estimated deferred tax balances as of December 31, 2017 as a result of the Tax Act (defined below) offset by state income taxes and nondeductible expenses. The effective tax rate in 2017 differed from the statutory rate of 35% primarily due to nondeductible restructuring expenses, the acquisition of OpCo and the Tax Act passed in 2017.
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
As of December 31, 2018, the Company completed the accounting for the tax effects of the Tax Act. In 2017, the Company made a reasonable estimate of the effects on the existing deferred tax balances and accrued a provisional income tax benefit of approximately $1.2 billion which was recorded in the period ended December 31, 2017. The amount of the estimated income tax benefit was (i) $797 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $442 million related to the net deferred tax benefit of deferred tax assets which were realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. During the year ended December 31, 2018, the Company revised its estimate of the effects on the existing deferred tax balances as of December 31, 2017, and accrued an additional provisional income tax benefit of $82 million. The total amount of the revised estimated income tax benefit is (i) $710 million related to the net deferred tax benefit of the corporate rate reduction, (ii) $569 million related to the net deferred tax benefit of deferred tax assets, which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (iii) $42 million relating to the net deferred tax benefit of state deferred tax assets, which are now realizable due to the changing rules related to interest expense disallowance for those states which conform to the Tax Act.
Reconciliation of Non-GAAP Financial Measures
Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. Included in Adjusted EBITDA is property rent expense of $12 million for the year ended December 31, 2019, related to certain land parcels leased from VICI.
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
Reconciliation of Adjusted EBITDA

	Years Ended December 31,
(In millions)	2019	2018	2017
Net income/(loss) attributable to Caesars	$(1,195)	$303	$(368)
Net income/(loss) attributable to noncontrolling interests	(3)	1	(7)
Income tax benefit	(141)	(121)	(1,995)
Gain on deconsolidation of subsidiaries	—	—	(31)
Restructuring and support expenses	—	—	2,028
Loss on extinguishment of debt	—	1	232
Other (income)/loss (1)	587	(791)	(95)
Interest expense	1,370	1,346	773
Depreciation and amortization	1,021	1,145	626
Impairment of goodwill	27	43	—
Impairment of tangible and other intangible assets	441	35	—
Other operating costs (2)	136	155	65
Stock-based compensation expense	88	79	43
Other items (3)	74	112	90
Adjusted EBITDA	$2,405	$2,308	$1,361
____________________

(1)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(2)
Amounts primarily represent costs incurred in connection with development activities and reorganization activities, and/or recoveries associated with such items, including acquisition and integration costs, contract exit fees (including exiting the fully bundled sales system of NV Energy for electric service at our Nevada properties), lease termination costs, regulatory settlements, weather related property closure costs, severance costs, gains and losses on asset sales, demolition costs, and project opening costs.

(3)
Amounts include other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses and transformation expenses, litigation awards and settlements, permit remediation costs, and costs associated with CEOC’s restructuring and related litigation.

Segment Adjusted EBITDA (1)

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	2017	Fav/(Unfav)		Fav/(Unfav)
Las Vegas	$1,468	$1,362	$1,007	$106	7.8%	$355	35.3%
Other U.S.	1,052	1,014	398	38	3.7%	616	154.8%
All Other	(115)	(68)	(44)	(47)	(69.1)%	(24)	(54.5)%
Adjusted EBITDA	$2,405	$2,308	$1,361	$97	4.2%	$947	69.6%
___________________

(1)	See reconciliation of Net income/(loss) attributable to Caesars to Adjusted EBITDA by segment in Note 20.
Liquidity and Capital Resources

Liquidity Discussion and Analysis
CEC has no requirement to fund the operations of CRC, CEOC LLC, or their subsidiaries; however, the payment of all monetary obligations under CEOC LLC’s leases with VICI is guaranteed by CEC and the payment of all monetary obligations under the Harrah’s Las Vegas lease is guaranteed by CRC. CEC cash outflows are primarily used for corporate development opportunities, other corporate-level activity, litigation, and discretionary investments into our subsidiaries. In addition, because CEC has no operations of its own and due to the restrictions under its subsidiaries’ lending arrangements, CEC has limited ability to raise additional capital.
Cash and cash equivalents as of December 31, 2019, as shown in the table below, includes amounts held by CRC and CEOC LLC, which are not readily available to CEC. Other primarily includes $102 million in cash at CEC (the parent holding company), $125 million related to insurance captives, and $62 million related to the casino resort project in Incheon, South Korea (see Note 2).
Summary of Cash and Revolver Capacity

	December 31, 2019
(In millions)	CRC	CEOC LLC	Other	Caesars
Cash and cash equivalents	$960	$434	$361	$1,755
Revolver capacity	1,000	200	—	1,200
Revolver capacity committed to letters of credit	(25)	(39)	—	(64)
Total	$1,935	$595	$361	$2,891
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
During the year ended December 31, 2019, our operating activities yielded consolidated operating cash inflows of $1.0 billion, which is an increase of $221 million from the year ended December 31, 2018 primarily due to an increase in net revenues of $351 million offset by an increase in direct expenses of $166 million. We believe that our cash flows from operations are sufficient to cover planned capital expenditures for ongoing property renovations and our total estimated financing activities during the next 12 months. In addition, restrictions under our lending arrangements generally prevent the distribution of cash from our subsidiaries to CEC, except for certain restricted payments. We were required to contribute to an FF&E reserve under terms of, and defined by, our lease agreement until December 2019, at which time approximately $43 million was returned to us as unrestricted cash.
In 2019, we paid $1.3 billion in interest, which includes $459 million of interest associated with our debt and $800 million of interest related to our financing obligations and Golf Course Use Agreement. Our capital expenditures were $829 million during 2019 in support of our ongoing property renovations and development projects, see “Capital Spending and Development” section below.
On September 13, 2019, we made a voluntary payment of $250 million toward the outstanding principal balance of our CEOC LLC Term Loan.

On December 2, 2019 we paid a consent fee of approximately $28 million to holders of the CEC Convertible Notes, whose consents were validly delivered and not validly revoked. The consent amended the indenture governing the CEC Convertible Notes to expressly permit the Merger and the other transactions contemplated by the Merger Agreement.
On December 5, 2019, the sale of certain assets of Rio was completed for a sales price of approximately $516 million. The sales price received included $40 million in seller financing that we provided the buyer at a 9% interest rate, that is due to us in two years unless extended for an additional year. Interest may be paid monthly, or paid-in-kind at the option of the buyer. We received $470 million in cash proceeds, net of selling costs. In connection with the closing of the sale, we entered into a lease under which we will continue to operate the property for an initial term of two years at an annual rent amount of approximately $45 million.
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
Debt and Lease-Related Obligations
As noted above, we are a highly-leveraged company and had $8.7 billion in face value of debt outstanding and $10.1 billion of failed sale-leaseback financing obligations as of December 31, 2019. As a result, a significant portion of our liquidity needs are for debt service, including significant interest and principal payments associated with our financing obligations. As detailed in the table below, our estimated debt service (including principal and interest) is $494 million for 2020 and $10.3 billion thereafter to maturity and our estimated financing obligations are $733 million for 2020 and $36.5 billion thereafter to maturity.
Financing Activities as of December 31, 2019

	Years Ended December 31,
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Annual maturities of long-term debt	$64	$64	$64	$64	$6,666	$1,743	$8,665
Estimated interest payments	430	410	400	390	380	100	2,110
Total debt service payments (1)	494	474	464	454	7,046	1,843	10,775
Financing obligations - principal	21	26	29	33	37	8,468	8,614
Financing obligations - interest	712	787	799	814	830	24,683	28,625
Total financing obligation payments (2)	733	813	828	847	867	33,151	37,239
Total financing activities	$1,227	$1,287	$1,292	$1,301	$7,913	$34,994	$48,014
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and borrowings under our revolving credit facility, if any. Interest payments are estimated based on the forward-looking London Interbank Offered Rate (“LIBOR”) curve and include the estimated impact of the ten interest rate swap agreements (see Note 12). Actual payments may differ from these estimates.

(2)
Financing obligation principal and interest payments are estimated amounts based on the future minimum lease payments and certain estimates based on contingent rental payments (as described below under Lease-Related Obligations). Actual payments may differ from the estimates.

Debt Activity
See Note 12 for cash paid to extinguish debt, as well as a table presenting details on our individual borrowings outstanding, interest rates and restrictive covenants related to certain of our borrowings as of December 31, 2019 and 2018. See Note 8 for details regarding our use of interest rate swap derivatives to manage the mix of our debt between fixed and variable rate instruments.
We are party to a joint venture referred to as the Korea JV that we consolidate into our financial statements. The purpose of the Korea JV is to develop, acquire, own and operate a resort casino in Incheon, South Korea. To finance construction of the project, the Korea JV may incur debt to supplement the equity capital contributed by us and our joint venture partner. This debt will, when incurred, be included on our Balance Sheets, but will have no associated net income impact until the project is completed. See Note 2.

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
Each lease agreement provides for fixed rent (subject to escalation) during an initial period, then rent consisting of both base rent and variable rent elements, and has a 15-year initial term and four five-year renewal options. We assume the renewal is probable and include renewal commitments in the estimated financing obligations in the table above. In addition, the future lease payment amounts included in the table above represent the contractual lease payments adjusted for estimated escalations, as determined by the underlying lease agreements. The estimates are based on the terms and conditions known at the inception of the leases. However, a portion of the actual payments will be determined in the period in which they are due, and therefore, actual lease payments may differ from our estimates.
CEC determined that these transactions do not qualify for sale-leaseback accounting based on the terms of the lease agreements; therefore, the Company will be accounting for these transactions as a financing. We do not recognize lease expense related to the leases, but we have recorded a liability for the financing obligations and the majority of the periodic lease payments are recognized as interest expense. In the initial periods, cash payments are less than the interest expense recognized in the Statements of Operations, which causes the related sale-leaseback liability to increase during the beginning of the lease term.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our properties to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, and online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects is typically funded from our established debt programs, specific project financing, and additional debt offerings.
Under our lease agreements with VICI, we are required to spend certain minimum amounts on capital expenditures. Our capital expenditure projection excludes expenditures related to the Korea Joint Venture due to the uncertainty and status of the project in 2020. See Note 2 for further discussion of the Korea Joint Venture.
Summary of Consolidated Capital Expenditures

	Years Ended December 31,			Increase/(Decrease)
(In millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Maintenance	$556	$419	$597	$137	$(178)
Development	273	146	1	127	145
Total capital expenditures	$829	$565	$598	$264	$(33)

Included in capital expenditures:
Capitalized payroll costs	$11	$9	$4
Capitalized interest	29	8	6
During the year ended December 31, 2019, capital expenditures were primarily related to hotel renovation projects at Caesars Southern Indiana, Harrah’s Atlantic City, Harrah’s Las Vegas, and Paris Las Vegas, and a new convention center in Las Vegas (“CAESARS FORUM”). During the year ended December 31, 2018, capital expenditures were primarily related to hotel renovation projects at Flamingo Las Vegas, Bally’s Las Vegas, Harrah’s Atlantic City, and Paris Las Vegas, construction of the Fly LINQ Zipline, and the development of a casino resort project in Incheon, South Korea and CAESARS FORUM. During the year ended December 31, 2017, capital expenditures were primarily related to hotel renovation projects at Caesars Palace, Bally’s Las Vegas, Planet Hollywood, Flamingo Las Vegas and Harrah’s Las Vegas.
Cash paid for capital expenditures was $829 million during 2019. Our projected capital expenditures for 2020 range from $655 million to $735 million. We expect to fund capital expenditures from cash flows generated by operating activities.

Our projected maintenance capital expenditures for 2020 range from $460 million to $510 million and include estimates for:

•	Hotel remodeling projects at Caesars Palace Las Vegas, Flamingo Las Vegas, Harrah’s Atlantic City, Harrah’s Las Vegas, Harveys Lake Tahoe, and Horseshoe Bossier City; and

•	Information technology, marketing, analytics, accounting, payroll, and other projects that benefit the operating structures.
Our projected development capital expenditures for 2020 range from $195 million to $225 million and are primarily related to the development of CAESARS FORUM, Sportsbooks in various states, and the expansion of table games within our Hoosier Park and Indiana Grand properties.
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
Goodwill and Other Non-Amortizing Intangible Assets
The evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates about future revenues and EBITDA, valuation multiples, and discount rates to determine their estimated fair value. Our future revenues and EBITDA assumptions are determined based upon actual results giving effect to expected changes in operating results in future years. Estimates are made at the lowest level of identifiable cash flows which, for most of our assets, is the individual property. Our valuation multiples and discount rates are based upon market participant assumptions using a defined gaming peer group. Changes in these assumptions can materially affect these estimates. Thus, to the extent the gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we could recognize impairments, and such impairments could be material. This is especially true for any of our properties where goodwill and other non-amortizing intangible assets have been partially impaired as a result of a recent impairment analysis, and for our Las Vegas properties, which comprise a significant portion of our remaining goodwill balance.
As of December 31, 2019, we had approximately $4.0 billion in goodwill and $2.6 billion of other non-amortizing intangible assets. During 2019, as a result of declines in recent performance, downgraded expectations for future cash flows and increased competition, we recognized impairment charges related to goodwill of $27 million and $11 million related to gaming rights in a reporting unit within our Other U.S. segment. Additionally, we recognized impairment charges related to gaming rights of $50 million in a reporting unit within our All Other segment.
Goodwill associated with one of our properties in the Other U.S. segment was $139 million as of December 31, 2019. The fair value of the reporting unit exceeded the carrying value. The estimated fair value of the reporting unit exceeded its carrying value by a margin of approximately 13%. To the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we may recognize further impairments, and such impairments could be material to our performance.
Goodwill associated with our UK reporting units in the All Other segment was $27 million as of December 31, 2019. The fair value of these reporting units exceeded their carrying value. The estimated fair value of the reporting units exceeded their carrying value by a margin of approximately 9%. To the extent gaming volumes deteriorate in the near future, discount rates increase significantly, or we do not meet our projected performance, we may recognize further impairments, and such impairments could be material to our performance. See Note 7 for additional information.
Allowance for Doubtful Accounts - Gaming
We reserve an estimated amount for gaming receivables that may not be collected to reduce the Company’s receivables to their net carrying amount. Methodologies for estimating the allowance for doubtful accounts range from specific reserves to various percentages applied to aged receivables. Historical collection rates are considered, as are customer relationships, in determining specific reserves. As with many estimates, management must make judgments about potential actions by third parties in establishing and evaluating our reserves for allowance for doubtful accounts. As of December 31, 2019, a 5% increase or decrease to the allowance determined based on a percentage of aged receivables would change the reserve by approximately $13 million.
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
Fair Value Measurements
The CEC Convertible Notes contain derivative features that require bifurcation. We estimate the fair value of the CEC Convertible Notes using a market-based approach that incorporates the value of both straight debt and conversion features of the notes. The valuation model incorporates actively traded prices of the CEC Convertible Notes as of the reporting date, the value of CEC’s equity into which these notes could convert, and assumptions regarding the incremental cost of borrowing for CEC. The fair value of the CEC Convertible Notes derivative liability is subject to interest rate and market price risk due to the conversion features of the notes and other factors. Generally, as the fair value of fixed interest rate debt increases (due to a decrease in interest rates) the derivative liability decreases and as the fair value of fixed interest rate debt decreases (due to an increase in interest rates) the derivative liability increases. The fair value of the CEC Convertible Notes derivative liability may also increase as the market price of our stock rises or due to increased volatility in our stock price which will result in an expense recognized in our Statement of Operations, and decrease as the market price of our stock falls or due to decreased volatility in our stock price which will result in income recognized in our Statement of Operations. Upon issuance on the Effective Date, the CEC Convertible Notes had a fair value of $1.1 billion when the price per share of CEC common stock was $12.80. As of December 31, 2018, the fair value of the convertible notes was $324 million when the price per share of CEC common stock was $6.79. During the year ended December 31, 2019, we recognized a loss of $620 million due to the increase in the fair value of the CEC Convertible Notes to $944 million as the price per share of CEC common stock increased to $13.60 as of December 31, 2019.
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
The effect on the income tax provision and deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We have provided a valuation allowance on certain foreign and state net operating losses (“NOLs”), and other federal, state, and foreign deferred tax assets. NOLs and other federal, state, and foreign deferred tax assets were not deemed realizable based upon the Company’s recent history of losses.
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

Contractual Obligations and Commitments
The table below summarizes Caesars Entertainment’s contractual obligations and other commitments through their respective maturity or ending dates as of December 31, 2019.

	Payments due by Period (1)
(In millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Debt, face value	$8,665	$64	$128	$6,730	$1,743
Estimated interest payments (2)	2,110	430	810	770	100
Financing obligations - principal	8,614	21	55	70	8,468
Financing obligations - interest	28,625	712	1,586	1,644	24,683
Golf course use obligations	667	15	30	31	591
Operating lease obligations	1,269	105	206	121	837
Purchase order obligations	807	608	177	15	7
Sports sponsorship and partnership obligations	246	65	102	17	62
Community reinvestment	35	7	15	13	—
Entertainment obligations (3)	11	6	4	1	—
Other contractual obligations (4)	631	69	85	64	413
Total contractual obligations (5)	$51,680	$2,102	$3,198	$9,476	$36,904
____________________

(1)
In addition to the contractual obligations disclosed in this table, we have unrecognized tax benefits for which, based on uncertainties associated with the items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.

(2)
Estimated interest for variable-rate debt included in this table is based on the 1-month LIBOR curve available as of December 31, 2019. Estimated interest includes the estimated impact of the ten interest rate swap agreements (see Note 8). Actual payments may differ from these estimates.

(3)
Entertainment obligations represent obligations to pay performers that have contracts for future performances. This amount does not include estimated obligations for future performances where payment is only guaranteed when the performances occur and/or is based on factors contingent upon the profitability of the performances.

(4)	Primarily includes licensing, management and other fees.

(5)
Contractual obligations do not include amounts that we have not yet incurred under the CEOC LLC and Harrah’s Las Vegas leases. Under the CEOC LLC leases, we are required to spend an amount equal to at least 1% of CEOC LLC’s net revenue for the prior lease year and $912 million for every three-year period. Under the Harrah’s Las Vegas lease, we are required to spend $171 million in capital expenditures for the period from January 1, 2017 through December 31, 2021, and thereafter, spend an amount equal to at least 1% of Harrah’s Las Vegas net revenue for the prior lease year.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and commodity prices. Our primary exposure to market risk is interest rate risk associated with our debt. We attempt to limit our exposure to interest rate risk by managing the mix of our debt between fixed rate and variable rate obligations. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. As of December 31, 2019, the face value of long-term debt was $8.7 billion, including $5.8 billion of variable rate obligations.
We have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt, three that became effective on December 31, 2018, four that became effective on January 1, 2019, and three that became effective on January 2, 2019. As of December 31, 2019, $2.8 billion of debt remains subject to variable interest rates for the term of the agreement. See Note 8 for additional information. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense as settlements occur. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.
We do not purchase or hold any derivative financial instruments for trading purposes.
The table below provides information as of December 31, 2019 about our financial instruments that are sensitive to changes in interest rates including the cash flows associated with amortization, the notional amounts of interest rate derivative instruments, and related weighted average interest rates. Principal amounts are used to calculate the payments to be exchanged under the related agreements and weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2019.

	Expected Maturity Date
(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Liabilities
Long-term debt
Fixed rate	$2	$2	$2	$2	$1,088	$1,743	$2,839	$2,961
Average interest rate	5.4%	5.4%	5.4%	5.2%	6.4%	5.9%	5.6%
Variable rate	$62	$62	$62	$62	$5,578	$—	$5,826	$5,860
Average interest rate	4.4%	4.2%	4.2%	4.3%	4.8%	—%	4.4%
Interest Rate Derivatives
Interest rate swaps
Variable to fixed (1)	$700	$1,050	$1,250	$—	$—	$—	$3,000	$—
Average pay rate	2.6%	2.7%	2.7%	—%	—%	—%	2.7%
Average receive rate	1.6%	1.4%	1.4%	—%	—%	—%	1.8%
____________________

(1)	These amounts represent the interest rate swap notional amounts that mature at the end of each respective year. See Note 8 for additional information.
As of December 31, 2019, our long-term variable rate debt reflects borrowings under our credit facilities provided to us by a consortium of banks of $5.8 billion with $1.1 billion available under our revolving credit facilities. The interest rates charged on borrowings under these facilities are a function of LIBOR. As such, the interest rates charged to us for borrowings under the facilities are subject to change as LIBOR changes. Assuming a constant outstanding balance for our variable rate long-term debt and the effect of our interest rate swaps, a hypothetical 1% increase in interest rates would increase interest expense approximately $28 million while a hypothetical 1% decrease in interest rates would decrease interest expense approximately $28 million.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill and Other Intangible Assets — Refer to Note 7 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite-lived intangible assets (“intangible assets”) for impairment involves the comparison of the fair value of each reporting unit or intangible asset to its respective carrying value.
The Company determines the estimated fair value of its reporting units based on a combination of earnings before interest, taxes, depreciation, and amortization (“EBITDA”), valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. The Company determines the fair value of its intangible assets using either the relief from royalty method or excess earnings method under the income approach. The determination of fair value of its reporting units and intangible assets requires management to make significant assumptions and estimates about revenues and EBITDA giving effect to expected changes in operating results in future years (collectively the “financial projections”). Changes in these estimates could have a significant impact on the fair value of the Company’s reporting units and intangible assets and the amount of a goodwill or intangible asset impairment charge, if any.
The Company’s goodwill balance was $4,012 million as of December 31, 2019, of which $896 million was related to reporting units within the Other U.S. segment and $27 million was related to the UK reporting units in the All Other segment. The Company performed its annual goodwill impairment assessment as of October 1, 2019 and determined that the fair value of each reporting unit within the Other U.S. segment, was in excess of its carrying value, except for the Horseshoe Hammond reporting unit, for which the Company recorded a $27 million impairment charge for the year ended December 31, 2019. Additionally, another reporting unit within the Other U.S. segment and a reporting unit within the All Other segment had estimated fair values that exceeded their respective carrying values by a margin of 13% % and 9%, respectively.
The Company’s intangible assets balance was $2,554 million as of December 31, 2019, including $1,525 million of gaming rights. The fair value of each of the Company’s gaming rights was in excess of its carrying value, except for the Caesars Entertainment UK (“CEUK”) and Horseshoe Hammond gaming rights, for which the Company recorded a $50 million impairment charge and an $11 million impairment charge, respectively, for the year ended December 31, 2019.
Management’s financial projections used to determine the fair value of these reporting units and intangible assets within the Other U.S. and All Other segments involve significant assumptions and estimates regarding future revenue growth and EBITDA. Therefore, our audit procedures to evaluate the reasonableness of management’s financial projections required a higher degree of auditor judgment as well as an increased level of audit effort and the need to use more experienced audit professionals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s financial projections for these reporting units and intangible assets within the Other U.S. and All Other segments, included the following, among others:

•	We tested the effectiveness of the Company’s internal controls over goodwill and intangible assets, including internal controls over management’s financial projections.

•	We evaluated management’s ability to estimate financial projections by comparing actual results to management’s historical financial projections.

•	We assessed the sensitivity of goodwill and intangible asset impairment conclusions to changes in assumptions and estimates used in management’s financial projections.

•	We compared management’s assumptions and estimates related to the regional gaming industry and expected economic trends to information in analyst and gaming industry reports.

•
For certain reporting units within the Other U.S. segment we evaluated the assumptions and estimates included in management’s financial projections by: (1) conducting corroborative inquiries with regional and property management and other relevant departments; (2) comparing management’s projected cost savings, synergies, and earnings growth estimates with historical results achieved; (3) evaluating management’s estimate of the impact of new competitive pressures by analyzing recent competitive pressures at comparable properties; and (4) evaluating management’s estimate of the impact of the expansion of gaming activities by analyzing trends at comparable properties.

•	For the CEUK reporting unit we performed quantitative analysis and corroborative inquiries to evaluate management’s estimate of the impact of legal and regulatory matters.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
February 25, 2020
We have served as the Company’s auditor since 2002.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions, except par value)	2019	2018
Assets
Current assets
Cash and cash equivalents ($8 and $14 attributable to our VIEs)	$1,755	$1,491
Restricted cash	117	115
Receivables, net	437	457
Due from affiliates, net	41	6
Prepayments and other current assets ($4 and $6 attributable to our VIEs)	174	155
Inventories	35	41
Assets held for sale	50	—
Total current assets	2,609	2,265
Property and equipment, net ($212 and $137 attributable to our VIEs)	14,976	16,045
Goodwill	4,012	4,044
Intangible assets other than goodwill	2,824	2,977
Restricted cash	12	51
Deferred income taxes	2	10
Deferred charges and other assets ($26 and $35 attributable to our VIEs)	910	383
Total assets	$25,345	$25,775

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($97 and $41 attributable to our VIEs)	$444	$399
Accrued expenses and other current liabilities ($2 and $1 attributable to our VIEs)	1,323	1,217
Interest payable	33	56
Contract liabilities	178	144
Current portion of financing obligations	21	20
Current portion of long-term debt	64	164
Total current liabilities	2,063	2,000
Financing obligations	10,070	10,057
Long-term debt	8,478	8,801
Deferred income taxes	555	730
Deferred credits and other liabilities ($18 and $5 attributable to our VIEs)	1,968	849
Total liabilities	23,134	22,437
Commitments and contingencies (See Note 11)
Stockholders’ equity
Common stock: voting, $0.01 par value, 682 and 670 shares issued, respectively	7	7
Treasury stock: 48 and 46 shares, respectively	(510)	(485)
Additional paid-in capital	14,262	14,124
Accumulated deficit	(11,567)	(10,372)
Accumulated other comprehensive loss	(61)	(24)
Total Caesars stockholders’ equity	2,131	3,250
Noncontrolling interests	80	88
Total stockholders’ equity	2,211	3,338
Total liabilities and stockholders’ equity	$25,345	$25,775

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In millions, except per share data)	2019	2018	2017
Revenues
Casino	$4,448	$4,247	$2,168
Food and beverage	1,618	1,574	982
Rooms	1,581	1,519	1,074
Other revenue	824	789	584
Management fees	59	60	12
Reimbursed management costs	212	202	48
Net revenues	8,742	8,391	4,868
Operating expenses
Direct
Casino	2,511	2,380	1,202
Food and beverage	1,113	1,092	682
Rooms	486	472	353
Property, general, administrative, and other	1,882	1,796	1,153
Reimbursable management costs	212	202	48
Depreciation and amortization	1,021	1,145	626
Impairment of goodwill	27	43	—
Impairment of tangible and other intangible assets	441	35	—
Corporate expense	295	332	202
Other operating costs	136	155	65
Total operating expenses	8,124	7,652	4,331
Income from operations	618	739	537
Interest expense	(1,370)	(1,346)	(773)
Gain on deconsolidation of subsidiaries	—	—	31
Restructuring and support expenses	—	—	(2,028)
Loss on extinguishment of debt	—	(1)	(232)
Other income/(loss)	(587)	791	95
Income/(loss) before income taxes	(1,339)	183	(2,370)
Income tax benefit	141	121	1,995
Net income/(loss)	(1,198)	304	(375)
Net (income)/loss attributable to noncontrolling interests	3	(1)	7
Net income/(loss) attributable to Caesars	$(1,195)	$303	$(368)

Earnings/(loss) per share - basic and diluted (see Note 14)
Basic earnings/(loss) per share	$(1.77)	$0.44	$(1.32)
Diluted loss per share	$(1.77)	$(0.25)	$(1.32)
Weighted-average common shares outstanding - basic	676	686	279
Weighted-average common shares outstanding - diluted	676	841	279

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In millions)	2019	2018	2017
Net income/(loss)	$(1,198)	$304	$(375)
Foreign currency translation adjustments	(3)	(22)	9
Change in fair market value of interest rate swaps, net of tax	(41)	(13)	—
Other	2	1	(3)
Other comprehensive income/(loss), net of income taxes	(42)	(34)	6
Comprehensive income/(loss)	(1,240)	270	(369)
Amounts attributable to noncontrolling interests:
Net (income)/loss attributable to noncontrolling interests	3	(1)	7
Foreign currency translation adjustments	5	4	—
Comprehensive loss attributable to noncontrolling interests	8	3	7
Comprehensive income/(loss) attributable to Caesars	$(1,232)	$273	$(362)

See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Caesars Stockholders’ Equity/(Deficit)
			Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Caesars Stockholders’ Equity/(Deficit)	Non controlling Interests	Total Equity/(Deficit)
(In millions)	Common Stock	Treasury Stock
Balance as of January 1, 2017	$1	$(29)	$8,676	$(10,307)	$(1)	$(1,660)	$53	$(1,607)
Net loss	—	—	—	(368)	—	(368)	(7)	(375)
Stock-based compensation	—	(9)	53	—	—	44	—	44
Bankruptcy emergence and acquisition of OpCo (1)	4	(114)	5,321	—	—	5,211	(35)	5,176
CAC Merger (1)	2	—	(2)	—	—	—	—	—
Consolidation of Korea Joint Venture (2)	—	—	—	—	1	1	57	58
Other comprehensive income, net of tax	—	—	—	—	6	6	—	6
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	3	3
Other	—	—	(8)	—	—	(8)	—	(8)
Balance as of December 31, 2017	7	(152)	14,040	(10,675)	6	3,226	71	3,297
Net income	—	—	—	303	—	303	1	304
Stock-based compensation	—	(22)	84	—	—	62	—	62
Repurchase of common stock	—	(311)	—	—	—	(311)	—	(311)
Other comprehensive loss, net of tax	—	—	—	—	(30)	(30)	(4)	(34)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	20	20
Balance as of December 31, 2018	7	(485)	14,124	(10,372)	(24)	3,250	88	3,338
Net loss	—	—	—	(1,195)	—	(1,195)	(3)	(1,198)
Stock-based compensation	—	(28)	138	—	—	110	—	110
Other comprehensive loss, net of tax	—	—	—	—	(37)	(37)	(5)	(42)
Other	—	3	—	—	—	3	—	3
Balance as of December 31, 2019	$7	$(510)	$14,262	$(11,567)	$(61)	$2,131	$80	$2,211
____________________

(1)	See Note 1 .

(2)	See Note 2.
See accompanying Notes to Consolidated Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities
Net income/(loss)	$(1,198)	$304	$(375)
Adjustments to reconcile net income/(loss) to cash flows from operating activities:
Non-cash change in restructuring accrual	—	—	2,065
Interest accrued on financing obligations	131	142	27
Deferred income taxes	(152)	(145)	(1,858)
Gain on deconsolidation of subsidiaries	—	—	(31)
Depreciation and amortization	1,021	1,145	626
Loss on extinguishment of debt	—	1	232
Change in fair value of derivative liability	620	(697)	(64)
Operating lease expense	35	—	—
Stock-based compensation expense	88	79	43
Amortization of deferred finance costs and debt discount/premium	17	15	26
Provision for doubtful accounts	26	21	8
Impairment of goodwill	27	43	—
Impairment of intangible and tangible assets	441	35	—
Other non-cash adjustments to net income/(loss)	17	(28)	32
Net changes in:
Accounts receivable	(9)	14	(75)
Due from affiliates, net	(35)	5	(55)
Inventories, prepayments and other current assets	(14)	76	64
Deferred charges and other assets	20	(69)	(26)
Accounts payable	6	(78)	(4)
Interest payable	(24)	19	(35)
Accrued expenses	11	(101)	15
Contract liabilities	47	18	3
Operating lease liability	(34)	—	—
Restructuring accruals	—	—	(2,880)
Deferred credits and other liabilities	(42)	(6)	(63)
Other	8	(7)	2
Cash flows provided by/(used in) operating activities	1,007	786	(2,323)
Cash flows from investing activities
Acquisition of property and equipment, net of change in related payables	(829)	(565)	(598)
Acquisition of businesses, net of cash and restricted cash acquired	—	(1,578)	561
Deconsolidation of subsidiary cash	—	—	(57)
Consolidation of Korea Joint Venture	—	—	19
Proceeds from sale of Rio	470	—	—
Payments to acquire certain gaming rights	—	(20)	—
Payments to acquire investments	(13)	(22)	(12)
Proceeds from the sale and maturity of investments	32	43	33
Other	12	7	(1)
Cash flows used in investing activities	(328)	(2,135)	(55)

	Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	—	1,167	7,550
Debt issuance and extension costs and fees	(28)	(5)	(288)
Repayments of long-term debt and revolving credit facilities	(414)	(1,130)	(7,846)
Proceeds from sale-leaseback financing arrangement	—	745	1,136
Proceeds from the issuance of common stock	47	6	11
Repurchase of common stock	—	(311)	—
Distribution of CIE sale proceeds	—	—	(63)
Taxes paid related to net share settlement of equity awards	(28)	(22)	(11)
Financing obligation payments	(22)	(173)	(54)
Contributions from noncontrolling interest owners	—	20	—
Distributions to noncontrolling interest owners	(1)	—	(6)
Cash flows provided by/(used in) financing activities	(446)	297	429

Change in cash, cash equivalents, and restricted cash classified as assets held for sale	(6)	—	—

Net increase/(decrease) in cash, cash equivalents, and restricted cash	227	(1,052)	(1,949)
Cash, cash equivalents, and restricted cash, beginning of period	1,657	2,709	4,658
Cash, cash equivalents, and restricted cash, end of period	$1,884	$1,657	$2,709

Supplemental Cash Flow Information
Cash paid for interest	$1,259	$1,169	$749
Cash paid for income taxes	6	8	7
Non-cash settlement of accrued restructuring and support expenses
Issuance of convertible notes and call right	—	—	2,349
Issuance of CEC common stock	—	—	3,435
Other non-cash investing and financing activities:
ROU assets obtained in exchange for new operating lease liabilities	104	—	—
Change in accrued capital expenditures	62	149	(6)
Deferred consideration for acquisition of Centaur	—	66	—
Financing for sale of Rio	34	—	—

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
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. Caesars Entertainment operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”). As of December 31, 2019, Caesars Entertainment has a total of 53 properties in 14 U.S. states and five countries outside of the U.S., including 49 casino properties. Nine casinos are in Las Vegas, which represented 45% of net revenues for the year ended December 31, 2019. In addition to our properties, other domestic and international properties, including Harrah’s Northern California, are authorized to use the brands and marks of Caesars Entertainment Corporation.
We lease certain real property assets from third parties, including VICI Properties Inc. and/or its subsidiaries (collectively, “VICI”). See Note 10.
Proposed Merger of Caesars Entertainment Corporation with Eldorado Resorts, Inc.
On June 24, 2019, Caesars, Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”), and Colt Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Eldorado (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Caesars (the “Merger”), with Caesars continuing as the surviving corporation and a direct wholly owned subsidiary of Eldorado. On November 15, 2019, the respective stockholders of Caesars and Eldorado voted to approve the Merger. The transaction is expected to close in the first half of 2020. In connection with the Merger, Eldorado will change its name to Caesars Entertainment, Inc.
Based on the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration payable by Eldorado in respect of outstanding shares of common stock of Caesars (“Caesars Common Stock”) will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) if the applicable closing conditions set forth in the Merger Agreement are not satisfied by March 25, 2020, an amount equal to $0.003333 for each day from March 25, 2020 until the closing date of the Merger (the “Closing Date”), multiplied by (ii) a number of shares of Caesars Common Stock (the “Aggregate Caesars Share Amount”) equal to (A) 682,161,838 (which includes 8,271,660 shares being held in escrow trust to satisfy unsecured claims pursuant to the Third Amended Joint Plan of Reorganization, filed with the U.S. Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318) plus (B) the number of shares of Caesars Common Stock issued after June 24, 2019 and prior to the effective time of the Merger pursuant to the exercise of certain equity awards issued under Caesars stock plans or conversion of the CEC Convertible Notes (as defined below) (the “Aggregate Cash Amount”); and (b) a number of shares of common stock of Eldorado (“Eldorado Common Stock”) equal to 0.0899 multiplied by the Aggregate Caesars Share Amount (the “Aggregate Eldorado Share Amount”). Each holder of shares of Caesars Common Stock will be entitled to elect to receive, for each share of Caesars Common Stock held by such holder, either an amount of cash or a number of shares of Eldorado Common Stock, with value (based on the Eldorado Common Stock VWAP, as defined below) equal to the Per Share Amount. The “Per Share Amount” is equal to (a) (i) the Aggregate Cash Amount, plus (ii) the product of (A) the Aggregate Eldorado Share Amount and (B) the volume weighted average price of a share of Eldorado Common Stock for a ten trading day period, starting with the opening of trading on the 11th trading day prior to the anticipated Closing Date to the closing of trading on the second to last trading day prior to the anticipated Closing Date (the “Eldorado Common Stock VWAP”), divided by (b) the Aggregate Caesars Share Amount.
Elections by Caesars stockholders are subject to proration such that the aggregate amount of cash paid in exchange for outstanding shares of Caesars Common Stock in the Merger will not exceed the Aggregate Cash Amount and the aggregate number of shares of Eldorado Common Stock issued in exchange for shares of Caesars Common Stock in the Merger will not exceed the Aggregate

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Eldorado Share Amount. Based on the number of shares of Eldorado Common Stock and Caesars Common Stock, and the principal amount of the CEC Convertible Notes, outstanding as of December 31, 2019, and assuming the Merger occurred on that date, Caesars stockholders who receive shares of Eldorado Common Stock in exchange for their shares of Caesars Common Stock in the Merger and holders of the CEC Convertible Notes (assuming that all CEC Convertible Notes are converted immediately following consummation of the Merger into $8.40 in cash and 0.0899 shares of Eldorado Common Stock for each share of Caesars Common Stock into which such CEC Convertible Notes were convertible immediately prior to the Merger) would be issued an aggregate of approximately 76 million shares of Eldorado Common Stock and would hold approximately 49.5%, in the aggregate, of the issued and outstanding shares of Eldorado Common Stock.
Outstanding options and other equity awards issued under Caesars’ stock plans will be treated in the manner set forth in the Merger Agreement. Upon completion of the Merger, any unexercised, vested, in-the-money stock options that are outstanding will be canceled in exchange for the Per Share Amount (or applicable portion thereof) in cash, reduced by the applicable exercise price. Unvested service-vesting stock options and restricted stock units will be converted into stock options and restricted stock units for Eldorado Common Stock and will retain their original vesting schedules. Performance-based stock options are expected to be canceled in connection with the consummation of the Merger. Performance stock units that are subject to total stockholder return performance-vesting conditions will be converted into performance stock units for Eldorado Common Stock and will continue to vest in accordance with their original terms, except the total stockholder return vesting conditions will be adjusted to be based on Eldorado’s total stockholder return performance. Performance stock units that are tied to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) performance conditions will vest at closing and be exchanged for the Per Share Amount (or applicable portion thereof) in cash. For EBITDA- and EBITDAR-based performance stock units that are eligible to vest in respect of performance achieved during the year in which the closing occurs, such vesting will be based on performance of applicable goals through the end of the month prior to the close and extrapolated through the remainder of the performance period and for EBITDA- and EBITDAR-based performance stock units that are eligible to vest in respect of a performance period that has not yet commenced as of the Closing Date, such vesting will be based on target-level performance.
The Merger Agreement contains customary representations and warranties by each of Caesars and Eldorado, and each party has agreed to customary covenants. Each of Caesars’ and Eldorado’s obligation to consummate the Merger remains subject to the satisfaction or waiver of certain conditions, including among others, the expiration or termination of any applicable waiting period under the HSR Act, the receipt of required regulatory approvals and other customary closing conditions. Other conditions to completing the Merger, such as obtaining stockholder approvals with respect to the Merger from each party’s stockholders and effecting certain amendments to the indenture governing the CEC Convertible Notes, have been satisfied.
The Merger Agreement also contains termination rights for each of Caesars and Eldorado under certain circumstances. If the Merger Agreement is terminated in certain circumstances relating to entry by Caesars into an alternative transaction, Caesars will be required to pay Eldorado a termination fee of approximately $418.4 million. The Merger Agreement also provides that Eldorado will be obligated to pay a termination fee of approximately $836.8 million to Caesars if the Merger Agreement is terminated (i) due to a law or order relating to gaming or antitrust laws that prohibits or permanently enjoins the consummation of the transactions, (ii) because the required regulatory approvals were not obtained prior to June 24, 2020 (subject to extension to a date no later than December 24, 2020 pursuant to the Merger Agreement) or (iii) due to Eldorado willfully and materially breaching certain obligations with respect to the actions required to be taken by Eldorado to obtain required antitrust approvals.
Pursuant to the terms of the indenture governing the CEC Convertible Notes, on November 27, 2019, Caesars entered into a supplemental indenture to provide for conversion of the CEC Convertible Notes at and after the effective time of the Merger into the weighted average, per share of Caesars Common Stock, of the types and amounts of the merger consideration received by holders of Caesars Common Stock who affirmatively make a merger consideration election (or, if no holders of Caesars Common Stock make such an election, the types and amounts of merger consideration actually received by such holders of Caesars Common Stock). See Note 12 for additional information.
Rio All-Suite Hotel & Casino Disposition
On September 20, 2019, Rio Properties, LLC, a subsidiary of CEC, entered into a Purchase and Sale Agreement and Joint Escrow Instructions for certain assets of Rio All-Suite Hotel & Casino (“Rio”). During the quarter ended September 30, 2019, we recorded an impairment charge of $380 million, which included $6 million related to selling costs, as the carrying value was higher than the fair value. On December 5, 2019, the transaction was completed for a sales price of approximately $516 million. The sales price received includes $40 million in seller financing that we provided the buyer at a 9% interest rate, that is due to us in two years unless extended for an additional year. Interest may be paid monthly, or paid-in-kind at the option of the buyer. We received

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$470 million in cash proceeds, net of selling costs. In connection with the closing of the sale, we entered into a lease and trademark license under which we will continue to operate the property under the Rio trademark for an initial term of two years at an annual rent amount of approximately $45 million.
2018 Transactions with VICI
On July 11, 2018, we sold Octavius Tower at Caesars Palace (“Octavius Tower”) to VICI for $508 million in cash. Proceeds from the transaction were used to partially fund the closing of CEC’s acquisition of Centaur Holdings, LLC (“Centaur”). On December 26, 2018, we sold all land and real property improvements used in the operation of Harrah’s Philadelphia Casino and Racetrack (“Harrah’s Philadelphia”) as part of a sale and leaseback transaction with VICI for $242 million. We continue to operate under the long-term lease agreement terms for both Octavius Tower and Harrah’s Philadelphia.
These transactions did not qualify for sale-leaseback accounting resulting in the assets remaining on our Balance Sheet at their historical net book value and are depreciated over their remaining useful lives, while a financing obligation was recognized for the proceeds received.
Additionally, on December 26, 2018, we consummated modifications to certain of our existing lease agreements with VICI for consideration of $159 million, which reduced the purchase price we paid for Harrah’s Philadelphia and our financing obligation. The modifications, among other things, bring certain of the lease terms into alignment with other master leases in the sector and the long-term performance of the properties and create additional flexibility to facilitate our future development strategies.
Acquisition of Centaur Holdings, LLC
On July 16, 2018, we completed the acquisition of Centaur. Centaur operated Hoosier Park Racing & Casino (“Hoosier Park”) in Anderson, Indiana, and Indiana Grand Racing & Casino (“Indiana Grand”) in Shelbyville, Indiana. See Note 4 for additional information.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and Support Expenses
Prior to the Effective Date, CEC made material financial commitments to support the reorganization of CEOC as described in the Plan. Our estimate of restructuring and support expenses was determined based on the total value of the consideration that was required by CEC to resolve claims and potential claims related to the reorganization.
Restructuring and support expenses for the year ended December 31, 2017 was $2.0 billion, recorded in the Statements of Operations. These were primarily composed of accruals for (i) forbearance fees and other payments to CEOC’s creditors that were settled in cash, (ii) a bank guaranty settlement related to the modification of CEC’s guarantee under CEOC’s senior secured credit facilities that was settled in cash, (iii) payments of CEOC’s creditors’ expenses, settlement charges, and other fees that were settled in cash, (iv) the issuance of CEC common stock, (v) the issuance of the $1.1 billion aggregate principal amount of 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”) (see Note 8 and Note 12), and (vi) the call right to purchase and leaseback the real property assets associated with Harrah’s Atlantic City, Harrah’s Laughlin, and Harrah’s New Orleans (the “VICI Call Right”) as other consideration (see Note 9). The total value of the consideration that was provided by CEC as of the Effective Date was $8.6 billion. See Restructuring Support Settlement in the table above.
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
In order to conform to the current year’s presentation, for the years ended December 31, 2018 and 2017, $35 million and $29 million, respectively, were reclassified from Direct operating expenses to Property, general, administrative, and other on our Statements of Operations with no effect on Net income/(loss).
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
We consider ourselves the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly affect the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. We review our investments for VIE consideration if a reconsideration event occurs to determine if the

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

investment continues to qualify as a VIE. If we determine an investment no longer qualifies as a VIE, there may be a material impact to our financial statements.
Consolidation of Korea Joint Venture
CEC has a joint venture to acquire, develop, own, and operate a casino resort project in Incheon, South Korea (the “Korea JV”). We determined that the Korea JV is a VIE and CEC is the primary beneficiary, and therefore, we consolidate the Korea JV into our financial statements. As of December 31, 2019, the construction schedule for the project has been delayed and discussions regarding the project costs between us and our JV partner remain ongoing. On February 11, 2020, the primary subcontractor notified us that construction on the project has ceased pending resolution of the go-forward options as explained below. In addition, the external debt financing by the Korea JV has also been delayed, which has impacted the timing of equity capital contributions by us, and our joint venture partner, in accordance with our joint venture agreement. We are currently in discussions with our joint venture partner regarding the project costs and financing plan for the project, as well as evaluating all of our options under the terms of the joint venture agreement. Possible outcomes include completing the project and related financing as originally budgeted, adding an additional equity partner, selling all, or part, of the parties’ ownership interest in the Korea JV, liquidating the joint venture or taking any other steps including those that we may agree with our joint venture partner. These possible outcomes could result in a material impairment of assets of the Korea JV and could also change our conclusion that we are the primary beneficiary of the joint venture, which could result in a material charge upon deconsolidating the joint venture. As reported by the joint venture and consolidated in our financial statements, as of December 31, 2019, total net assets of $133 million was primarily composed of property and equipment recorded at cost basis, net of construction payable, of which we have a 50% interest.
Horseshoe Baltimore Casino
Through August 31, 2017, we consolidated Horseshoe Baltimore Casino (“Horseshoe Baltimore”) as a VIE for which we were the primary beneficiary. Due to the expiration of certain transfer restrictions, we were no longer considered the primary beneficiary and deconsolidated Horseshoe Baltimore.
Horseshoe Baltimore generated year-to-date net revenues of $190 million and net loss attributable to Caesars of $7 million until its deconsolidation effective August 31, 2017. Upon deconsolidation, we recognized a gain on deconsolidation of $31 million, and are accounting for Horseshoe Baltimore as an equity method investment subsequent to the deconsolidation. We estimated the fair value of the interest in Horseshoe Baltimore by weighting the results of the discounted cash flow method and the guideline public company method.
Horseshoe Baltimore continues to be a managed property of CEOC LLC subsequent to its deconsolidation, and transactions with Horseshoe Baltimore are not eliminated under the equity method of accounting. These related party transactions include but are not limited to items such as casino management fees paid to CEOC LLC, reimbursed management costs, and the allocation of other expenses. See Note 19.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Emerald Resort & Casino, South Africa Disposition
In May 2019, we entered into an initial agreement to sell Emerald Resort & Casino located in South Africa for total proceeds of approximately $51 million. We own 70% of this property while the remaining 30% is owned by local minority partners. Total cash proceeds for our 70% ownership and other adjustments total approximately $41 million. The transaction is expected to close in 2020, subject to regulatory approvals and other customary closing conditions. Subsequent to December 31, 2019, the seller informed us that pursuant to certain conditions in the agreement that they wished to renegotiate the previously agreed upon sales price. We still believe the transaction will close in 2020 and therefore still meets the criteria of assets as held for sale as of the balance sheet date. The following table summarizes assets and liabilities classified as held for sale within our All Other segment.

(In millions)	December 31, 2019
Cash and cash equivalents	$6
Property and equipment, net	26
Goodwill	5
Intangible assets other than goodwill	11
Other	2
Assets held for sale	$50

Current liabilities	$2
Deferred credits and other liabilities	4
Liabilities held for sale included in Accrued expenses and other current liabilities	$6

Harrah’s Reno Disposition
In December 2019, Caesars and VICI entered into an agreement to sell Harrah’s Reno to an affiliate of CAI Investments for $50 million. The proceeds of the transaction are expected to be split 75% to VICI and 25% to Caesars, while the annual rent payments under the Non-CPLV Master Lease between Caesars and VICI will remain unchanged. These assets and liabilities are not presented as held for sale in our Balance Sheets as the sale is contingent upon the closing of the Merger.
Note 3 — Summary of Significant Accounting Policies
Additional significant accounting policy disclosures are provided within the applicable notes to the Financial Statements.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents are highly liquid investments with original maturities of three months or less from the date of purchase and are stated at the lower of cost or market value. Our cash and cash equivalents as of December 31, 2019 and 2018 includes $8 million and $14 million, respectively, held by our consolidated VIE, which is not available for our use to fund operations or satisfy our obligations.
Restricted cash includes cash pledged as collateral for certain operating and capital expenditures in the normal course of business and certain other cash deposits that are for a specific purpose including $48 million as of December 31, 2019 that is held in the escrow trust for distribution to holders of disputed claims whose claims may ultimately become allowed (see Note 11). The classification of restricted cash between current and non-current is dependent upon the intended use of each particular reserve.
Reconciliation to Statements of Cash Flows

	As of December 31,
(In millions)	2019	2018
Cash and cash equivalents	$1,755	$1,491
Restricted cash, current	117	115
Restricted cash, non-current	12	51
Total cash, cash equivalents, and restricted cash	$1,884	$1,657

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Advertising
The Company expenses the production costs of advertising the first time the advertising takes place or in the period when the services are rendered. Costs associated with certain of our recent sports contracts are included in advertising expense. Advertising expense was $117 million, $76 million, and $61 million, respectively, for the years ended December 31, 2019, 2018 and 2017. Advertising expense is included in Property, general, administrative, and other within the Statements of Operations.
Other Operating Costs
Other operating costs primarily includes write-downs, reserves, and project opening costs, net of recoveries, severance and acquisition and integration costs. During 2017, CEC was reimbursed $19 million for amounts related to the joint venture development in Korea that were previously deemed uncollectible and written off in 2015.
Note 4 — Business Combinations
Acquisition of Centaur Holdings, LLC
As described in Note 1, on July 16, 2018 (the “Centaur Closing Date”), CEC completed its acquisition of all of the voting equity interest of Centaur, for consideration of $1.7 billion. This acquisition expanded our footprint to the central Indiana region and facilitated broad distribution of the Caesars Rewards customer loyalty program (see Note 7). Acquisition-related costs included in Other operating costs in the Statements of Operations were $8 million during the year ended December 31, 2018. Consideration transferred was composed of the following:

(In millions)
Cash paid	$1,636
Deferred consideration (1)	66
Total purchase price	$1,702
____________________

(1)
Deferred consideration is payable in an installment of $25 million in 2020 and $50 million in 2021 with prepayments and right of setoff permitted, subject to the terms and conditions of the Unit Purchase Agreement. $66 million represented the present value of future expected cash flows, on the Centaur Closing Date.

Additionally, CEC paid a $50 million license transfer fee on behalf of Hoosier Park Racing & Casino, which was excluded from the purchase price consideration and is an assumed liability.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Price Allocation
The following table summarizes the fair value of assets acquired and liabilities assumed as part of the Centaur acquisition. The intangible assets subject to amortization will be amortized on a straight-line basis over their estimated useful lives as of the acquisition date.

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

•	Interest expense related to the issuance of the CEOC LLC Term Loan, the CEOC LLC Revolving Credit Facility, and the CEC Convertible Notes (see Note 12 for additional information).

	(Unaudited)
	Years Ended December 31,
(In millions)	2017	2016
Net revenues	$8,349	$8,529
Net income/(loss) attributable to Caesars	6,401	(2,570)

The results of operations for OpCo have been included in the Company’s Financial Statements since the acquisition date. The acquired business contributed $1 billion and $52 million, respectively, of net revenues and income from operations to CEC for the period from October 6, 2017 to December 31, 2017.
Merger with CAC
As described in Note 1, pursuant to the Merger Agreement, CAC merged with and into CEC, with CEC as the surviving company and each share of CAC common stock issued and outstanding immediately prior to the Effective Date was converted into, and became exchangeable for, 1.625 shares of CEC common stock on the Effective Date, which resulted in the issuance of 226 million shares of CEC common stock to stockholders of CAC. Hamlet Holdings LLC (see Note 19) beneficially owned a majority of both CEC’s and CAC’s common stock immediately prior to the CAC Merger. Therefore, the CAC Merger was accounted for as a reorganization of entities under common control, which resulted in CAC being consolidated into the Company at book value as an equity transaction for all periods presented after elimination of all intercompany accounts and transactions. The consolidated financial statements are not necessarily indicative of the results of operations that would have occurred if the Company had

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

consolidated CAC prior to the Effective Date. In addition, as a result of the CAC Merger, Caesars Growth Partners, LLC (“CGP”) is no longer a VIE and is a wholly owned subsidiary of CEC. The following table summarizes the assets acquired, liabilities assumed and CEC’s noncontrolling interest in CGP and excludes CGP’s results, which were consolidated with CEC as a VIE prior to the Effective Date.
Summary of Merger as of October 6, 2017

(In millions)	Total Value
Assets acquired	$152
Liabilities assumed	(96)
Acquisition of noncontrolling interest in CGP from CAC	1,751
Net book value	$1,807

Note 5 — Recently Issued Accounting Pronouncements
The FASB issued the following authoritative guidance amending the FASB ASC.
In 2019, we adopted the following ASUs:

•	ASU 2016-02, Leases (Topic 842), and all related amendments (see Note 10)

•	ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) (see Note 18)
The following ASUs were not yet effective as of December 31, 2019:
New Developments
Income Taxes - December 2019: Amended guidance simplifies ASC 740 - Income Taxes by removing scope exceptions including: the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendment also simplifies areas such as franchise tax, step up in tax basis of goodwill in business combination, allocation of deferred tax to legal entities, inclusion of tax laws or rate change impact in annual effective tax rate computation, and income taxes for employee stock ownership plans. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. We are currently assessing the effect the adoption of this standard will have on our prospective financial statements.
Previously Disclosed
Collaborative Arrangements - November 2018: Amended guidance makes targeted improvements to GAAP for collaborative arrangements including: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 - Revenue from Contracts with Customers (“ASC 606”) when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808 - Collaborative Arrangements to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606, and (iii) requiring that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied retrospectively to the date of initial application of ASC 606. An entity may elect to apply the amendments in this ASU retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of ASC 606. An entity should disclose its election. An entity may elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in ASC 606. We will adopt the new standard on January 1, 2020 and have determined that the effect to our financial statements will not be material.
Intangibles - Goodwill and Other - Internal-Use Software - August 2018: Amended guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will adopt the new standard on January 1, 2020 and have determined that the effect to our financial statements will not be material.
Fair Value Measurement - August 2018: Amended guidance modifies fair value measurement disclosure requirements including (i) removing certain disclosure requirements such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) modifying certain disclosure requirements, and (iii) adding certain disclosure requirements such as changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We will adopt the new standard on January 1, 2020 and have determined that the effect to our financial statements will not be material.
Financial Instruments - Credit Losses - June 2016 (amended through February 2020): Amended guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. Amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of this ASU. We will adopt the new standard on January 1, 2020 and have determined that the effect to our financial statements will not be material.
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
We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. As necessary, we typically estimate the fair value of assets starting with a Replacement Cost New approach and then deduct appropriate amounts for both functional and economic obsolescence to arrive at the fair value estimates. Other factors considered by management in performing this assessment may include current operating results, trends, prospects, and third-party appraisals, as well as the effect of demand, competition, and other economic, legal, and regulatory factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level of identifiable cash flows, which, for most of our assets, is the individual property. These analyses are sensitive to management assumptions and the estimates of the obsolescence factors. Changes in these assumptions and estimates could have a material impact on the analyses and the consolidated financial statements.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additions to property and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of property and equipment are recognized in the period of disposal. Interest expense is capitalized on internally constructed assets at the applicable weighted-average borrowing rates of interest. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period of time. Interest capitalized was $29 million, $8 million, and $6 million, respectively, for the years ended December 31, 2019, 2018, and 2017.
Our property and equipment is subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases. See Note 10 for further discussion of our leases.
Useful Lives

Land improvements			12	years
Buildings	5	to	40	years
Building and leasehold improvements	3	to	30	years
Riverboats and barges			30	years
Furniture, fixtures, and equipment	2.5	to	12	years

Property and Equipment, Net

	As of December 31,
(In millions)	2019	2018
Land	$4,218	$4,871
Buildings, riverboats, and leasehold and land improvements	12,022	12,243
Furniture, fixtures, and equipment	1,762	1,563
Construction in progress	706	406
Total property and equipment	18,708	19,083
Less: accumulated depreciation	(3,732)	(3,038)
Total property and equipment, net	$14,976	$16,045

During 2019, we recorded an impairment charge to land and buildings in the amount of $380 million, which included $6 million related to selling costs for the disposition of Rio in our Las Vegas segment. In connection with our sale of Rio, we also recorded a $6 million loss on the sale of assets which is included in Other operating costs on our Statements of Operations. The impairment and sale resulted in a decrease of the carrying value of our property and equipment of $879 million. During 2018, we recorded tangible asset impairment charges of $14 million, which were related to the closure of casino operations at our property Tunica Roadhouse in our Other U.S. segment.
Depreciation Expense and Other Amortization Expense

	Years Ended December 31,
(In millions)	2019	2018	2017
Depreciation expense	$949	$1,074	$555
Other amortization expense	1	3	4

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We perform our annual goodwill impairment assessment as of October 1. We perform this assessment more frequently if impairment indicators exist. We performed our annual goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. We determine the estimated fair value of each reporting unit based on a combination of EBITDA, valuation multiples, and estimated future cash flows discounted at rates commensurate with the capital structure and cost of capital of comparable market participants, giving appropriate consideration to the prevailing borrowing rates within the casino industry in general. We also evaluate the aggregate fair value of all of our reporting units and other non-operating assets in comparison to our aggregate debt and equity market capitalization at the test date. EBITDA multiples and discounted cash flows are common measures used to value businesses in our industry.
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
Changes in Carrying Value of Goodwill by Segment

(In millions)	Las Vegas	Other U.S.	All Other	CEC Total
Gross Goodwill
Balance as of January 1, 2018	$6,204	$1,002	$61	$7,267
Centaur acquisition (1)	—	275	—	275
Other	—	—	(3)	(3)
Balance as of December 31, 2018	6,204	1,277	58	7,539
Accumulated Impairment
Balance as of January 1, 2018	(3,115)	(337)	—	(3,452)
Impairment	—	(17)	(26)	(43)
Balance as of December 31, 2018	(3,115)	(354)	(26)	(3,495)
Net carrying value, as of December 31, 2018 (2)	$3,089	$923	$32	$4,044

Gross Goodwill
Balance as of January 1, 2019	$6,204	$1,277	$58	$7,539
Transferred to assets held for sale	—	—	(5)	(5)
Balance as of December 31, 2019	6,204	1,277	53	7,534
Accumulated Impairment
Balance as of January 1, 2019	(3,115)	(354)	(26)	(3,495)
Impairment	—	(27)	—	(27)
Balance as of December 31, 2019	(3,115)	(381)	(26)	(3,522)
Net carrying value, as of December 31, 2019 (2)	$3,089	$896	$27	$4,012
____________________

(1)	See Note 4 for further details relating to the acquisition of Centaur.

(2)
$405 million and $81 million of goodwill within our Las Vegas and Other U.S. segments, respectively, is associated with reporting units with zero or negative carrying value. Except for Horseshoe Hammond, the fair value of our reporting units exceed their respective carrying values.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in Carrying Value of Intangible Assets Other than Goodwill

	Amortizing		Non-Amortizing		Total
(In millions)	2019	2018	2019	2018	2019	2018
Balance as of January 1	$342	$355	$2,635	$1,254	$2,977	$1,609
Impairments	—	—	(61)	(21)	(61)	(21)
Amortization expense	(71)	(68)	—	—	(71)	(68)
Transferred to assets held for sale	(1)	—	(10)	—	(11)	—
Centaur acquisition (1)	—	55	—	1,390	—	1,445
Other additions (2)	—	—	—	20	—	20
Other	—	—	(10)	(8)	(10)	(8)
Balance as of December 31	$270	$342	$2,554	$2,635	$2,824	$2,977

____________________

(1)	See Note 4 for further details relating to the acquisition of Centaur.

(2)	Other additions of $20 million are related to gaming rights.
During 2019, as a result of declines in recent performance and downgraded expectations for future cash flows at the properties of our subsidiary Caesars Entertainment UK (“CEUK”), we recognized an impairment charge related to gaming rights of $50 million. This impairment was recognized within our All Other segment. In addition, we recognized impairment charges related to goodwill of $27 million and gaming rights of $11 million at Horseshoe Hammond, LLC within our Other U.S. segment as a result of downgraded expectations for future cash flows from increased competition in the region.
During 2018, as a result of declines in our stock price and increases in market yields within our industry, which are both factors used to determine the discount rate, along with downward adjustments to expectations of future performance at certain of our properties outside of Las Vegas, we recognized impairment charges related to goodwill of $43 million and gaming rights of $21 million for certain of our properties, of which $12 million was recognized in our Other U.S. segment and $9 million was recognized in our All Other segment.
We used the Excess Earnings Method and a Cost Approach for estimating fair value for these gaming rights. We utilized an income approach using a discounted cash flow method to determine the fair value of our goodwill.
Gross Carrying Value and Accumulated Amortization of Intangible Assets Other than Goodwill

	December 31, 2019				December 31, 2018
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Trade names and trademarks	1.0	$14	$(8)	$6	$14	$(3)	$11
Customer relationships	3.6	1,070	(819)	251	1,071	(756)	315
Contract rights	5.0	3	(2)	1	3	(2)	1
Gaming rights and other	4.5	43	(31)	12	43	(28)	15
		$1,130	$(860)	270	$1,131	$(789)	342
Non-amortizing intangible assets
Trademarks				776			790
Gaming rights				1,525			1,592
Caesars Rewards				253			253
				2,554			2,635
Total intangible assets other than goodwill				$2,824			$2,977

The aggregate amortization expense for intangible assets that continue to be amortized was $71 million, $68 million, and $67 million, respectively, for the years ended December 31, 2019, 2018, and 2017.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated Five-Year Amortization

	Years Ended December 31,
(In millions)	2020	2021	2022	2023	2024
Estimated annual amortization expense	$71	$60	$17	$15	$13

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

(In millions)	Balance	Level 1	Level 2	Level 3
December 31, 2019
Assets
Government bonds	$13	$—	$13	$—
Total assets at fair value	$13	$—	$13	$—
Liabilities
Derivative instruments - interest rate swaps	$69	$—	$69	$—
Derivative instruments - CEC Convertible Notes	944	—	944	—
Disputed claims liability	51	—	51	—
Total liabilities at fair value	$1,064	$—	$1,064	$—

December 31, 2018
Assets
Government bonds	$15	$—	$15	$—
Derivative instruments - interest rate swaps	6	—	6	—
Total assets at fair value	$21	$—	$21	$—
Liabilities
Derivative instruments - interest rate swaps	$22	$—	$22	$—
Derivative instruments - CEC Convertible Notes	324	—	324	—
Disputed claims liability	45	—	45	—
Total liabilities at fair value	$391	$—	$391	$—

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the CEC Convertible Notes contains bifurcated derivative features and qualifies for derivative accounting. In accordance with ASC 815, CEC has bifurcated the conversion features of the CEC Convertible Notes and recorded a derivative liability. The CEC Convertible Notes derivative features are not designated as hedging instruments. The derivative features of the CEC Convertible Notes are carried on CEC’s Balance Sheet at fair value in Deferred credits and other liabilities. The derivative liability is marked-to-market each measurement period and the changes in fair value as a result of fluctuations in the share price of our common stock resulted in a loss of $620 million and a gain of $697 million, respectively, which were recorded as a component of Other income/(loss) for the years ended December 31, 2019 and 2018 in the Statements of Operations. The derivative liability associated with the CEC Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.
Valuation Methodology
The CEC Convertible Notes have a face value of $1.1 billion, an initial term of 7 years, a coupon rate of 5%, and are convertible into 156 million shares of CEC common stock, of which 151 million shares are net of amounts held by CEC.
As of December 31, 2019 and December 31, 2018, we estimated the fair value of the CEC Convertible Notes using a market-based approach that incorporated the value of both the straight debt and conversion features of the notes. The valuation model incorporated actively traded prices of the CEC Convertible Notes as of the reporting date, and assumptions regarding the incremental cost of borrowing for CEC. The key assumption used in the valuation model is the actively traded price of CEC Convertible Notes and the incremental cost of borrowing is an indirectly observable input. The fair value for the conversion features of the CEC Convertible Notes is classified as Level 2 measurement.
Key Assumptions as of December 31, 2019 and December 31, 2018:

•	Actively traded price of CEC Convertible Notes - $192.55 and $122.38, respectively

•	Incremental cost of borrowing - 4.0% and 7.0%, respectively
Interest Rate Swap Derivatives
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of December 31, 2019, we have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The major terms of the interest rate swap agreements as of December 31, 2019 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of December 31, 2019	Maturity Date
12/31/2018	250	2.274%	1.691%	12/31/2022
12/31/2018	200	2.828%	1.691%	12/31/2022
12/31/2018	600	2.739%	1.691%	12/31/2022
1/1/2019	250	2.153%	1.691%	12/31/2020
1/1/2019	250	2.196%	1.691%	12/31/2021
1/1/2019	400	2.788%	1.702%	12/31/2021
1/1/2019	200	2.828%	1.691%	12/31/2022
1/2/2019	250	2.172%	1.691%	12/31/2020
1/2/2019	200	2.731%	1.691%	12/31/2020
1/2/2019	400	2.707%	1.691%	12/31/2021

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
Financial Statement Impact
The effect of derivative instruments designated as hedging instruments on the Balance Sheet for amounts transferred into Accumulated other comprehensive income/(loss) (“AOCI”) before tax was a loss of $53 million and $16 million, respectively, for the years ended December 31, 2019 and 2018. AOCI reclassified to Interest expense on the Statements of Operations was $10 million and zero for the years ended December 31, 2019 and December 31, 2018, respectively. The estimated amount of existing losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $29 million.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income/(Loss)
The changes in AOCI by component, net of tax, for the annual periods through December 31, 2019, 2018 and 2017 are shown below.

(In millions)	Unrealized Net Gains/(Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of January 1, 2017	$—	$—	$(1)	$(1)
Other comprehensive income/(loss) before reclassifications	—	9	(2)	7
Total other comprehensive income/(loss), net of tax	—	9	(2)	7
Balances as of December 31, 2017	$—	$9	$(3)	$6
Other comprehensive income/(loss) before reclassifications	(13)	(18)	1	(30)
Total other comprehensive income/(loss), net of tax	(13)	(18)	1	(30)
Balances as of December 31, 2018	$(13)	$(9)	$(2)	$(24)
Other comprehensive income/(loss) before reclassifications	(51)	2	2	(47)
Amounts reclassified from accumulated other comprehensive loss	10	—	—	10
Total other comprehensive income/(loss), net of tax	(41)	2	2	(37)
Balances as of December 31, 2019	$(54)	$(7)	$—	$(61)

Disputed Claims Liability
CEC and CEOC deposited cash, CEC common stock, and CEC Convertible Notes into an escrow trust to be distributed to satisfy certain remaining unsecured claims (excluding debt claims) as they become allowed (see Note 11). We have estimated the fair value of the remaining liability of those claims. As of December 31, 2019, the fair value of the Disputed claims liability is classified as Level 2.
For the years ended December 31, 2019 and 2018, the changes in fair value related to the disputed claims liability was a loss of $20 million and a gain of $24 million, respectively. The change in fair value, which is a result of the increase in the share price of our common stock, was recorded as components of Other income/(loss) in the Statements of Operations.
Note 9 — Accrued Expenses and Other Current Liabilities

	As of December 31,
(In millions)	2019	2018
Payroll and other compensation	$267	$281
VICI Call Right	177	177
Self-insurance claims and reserves	163	173
Accrued taxes	171	157
Advance deposits	89	92
Disputed claims liability (See Note 11)	51	45
Chip and token liability	38	37
Operating lease liability	66	—
Other accruals	301	255
Total accrued expenses and other current liabilities	$1,323	$1,217

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
VICI Call Right
On the Effective Date, in accordance with the Plan, VICI received the VICI Call Right for up to five years to purchase and leaseback the real property assets associated with Harrah’s Atlantic City and Harrah’s Atlantic City Waterfront Conference Center, Harrah’s Laughlin, and Harrah’s New Orleans for a cash purchase price of ten times the agreed upon annual rent for each property. The VICI Call Right is subject to the terms of the CRC Credit Agreement (defined in Note 12). On the Effective Date, the VICI Call Right was transferred to Accrued expenses and other current liabilities on our Balance Sheet at an amount equal to the fair value of the option on the Effective Date. Management does not believe that the liability should continue to be recognized at fair value after initial recognition until the execution or expiration of the option because it is an option related to real estate, not a derivative, and the fair value option has not been elected. Additionally, provided the real estate property assets remain on the Balance Sheets, they will be evaluated for impairment.
Note 10 — Leases
Adoption of New Lease Accounting Standard
In February 2016, the FASB issued a new standard related to leases, ASU 2016-02, Leases (Topic 842) (“ASC 842”). We adopted the standard effective January 1, 2019, using the modified retrospective approach applied as of the beginning of the period of adoption. The Company elected to utilize the transition guidance within the new standard that permits us to (i) continue to report under legacy lease accounting guidance for comparative periods consistent with previously issued financial statements; and (ii) carryforward our prior conclusions about lease identification, lease classification, and initial direct costs. The most significant effects of adopting the new standard relate to the recognition of right-of-use (“ROU”) assets and liabilities for leases classified as operating leases when the Company is the lessee in the arrangement. Adopting the new standard did not affect our accounting related to leases when the Company is the lessor in the arrangement.
We assess whether an arrangement is or contains a lease at the inception of the agreement. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term using an appropriate incremental borrowing rate, which is consistent with interest rates of similar financing arrangements based on the information available at the commencement date. We determined our incremental borrowing rate based on the interest rates published for unsecured borrowings with credit ratings similar to our unsecured debt, which were then adjusted for the appropriate lease term and effects of full collateralization.
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
___________________

(1)
Non-operating land assets previously considered as failed sale-leaseback financing obligations were determined to qualify for sale-leaseback accounting and are recognized as operating lease liabilities with corresponding ROU assets.

(2)	Operating leases previously considered as off-balance sheet obligations are now recognized as operating lease liabilities with corresponding ROU assets.

(3)	Accruals associated with future obligations for leases not in use have been applied against the carrying amount of the ROU assets.
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in our operations from third parties. As of December 31, 2019, the remaining term of our operating leases ranged from 1 to 72 years with various extension options available, if we elect to exercise them. However, our remaining terms only include extension options that we have determined are reasonably assured as of December 31, 2019. In addition to minimum rental commitments, certain of our operating leases provide for contingent rentals based on a percentage of revenues in excess of specified amounts. We do not include costs associated with our non-lease components in our lease costs disclosed in the table below.
The following are additional details related to leases recorded on our Balance Sheet as of December 31, 2019:

(In millions)	Balance Sheet Classification	December 31, 2019
Assets
Operating lease ROU assets (1)	Deferred charges and other assets	$550
Liabilities
Current operating lease liabilities (1)	Accrued expenses and other current liabilities	64
Non-current operating lease liabilities (1)	Deferred credits and other liabilities	545
____________________

(1)	As noted above, we have elected the short-term lease measurement and recognition exemption and do not establish ROU assets or liabilities for operating leases with terms of 12 months or less.
Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating leases as of December 31, 2019 under the new standard:

(In millions)	Operating Leases
2020	$105
2021	106
2022	100
2023	63
2024	58
Thereafter	837
Total	1,269
Less: present value discount	(660)
Lease liability	$609

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and under the old standard, the following table summarizes the future minimum lease obligations of our operating leases as of December 31, 2018:

(In millions)	Operating Leases
2019	$82
2020	70
2021	57
2022	53
2023	51
Thereafter	966
Total	$1,279

Lease Costs

(In millions)	December 31, 2019
Operating lease expense	$74
Short-term lease expense	102
Variable lease expense	15
Total lease costs	$191
Other Information

(In millions)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$71
Weighted-Average Details

December 31, 2019
Weighted-average remaining lease term (in years)	18.5
Weighted-average discount rate	7.11%

Finance Leases
We have finance leases for certain equipment. As of December 31, 2019, our finance leases had remaining lease terms of up to approximately 5 years, some of which include options to extend the lease terms in one month increments. Our finance lease ROU assets and liabilities were less than a million within our Financial Statements as of December 31, 2019.
Failed Sale-Leaseback Financing Obligations
We lease certain real property assets from VICI (each a “Lease Agreement,” and, collectively, the “Lease Agreements”): (i) for Caesars Palace Las Vegas, (ii) for a portfolio of properties at various locations throughout the United States, (iii) for Harrah’s Joliet Hotel & Casino and (iv) for Harrah’s Las Vegas. The Lease Agreements provide for annual fixed rent (subject to escalation) of $773 million during an initial period, then rent consisting of both base rent and variable rent elements. The Lease Agreements have a 15-year initial term and four five-year renewal options, subject to certain restrictions on extension applicable to certain of the leased properties. The Lease Agreements include escalation provisions beginning in year two of the initial term and continuing through the renewal terms. The Lease Agreements also include provisions for variable rent payments calculated, in part, based on increases or decreases of net revenue of the underlying lease properties, commencing in year eight of the initial term and continuing through the renewal terms.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We do not recognize lease expense related to the Lease Agreements, but we have recorded a liability for the failed sale-leaseback obligations and the majority of the periodic lease payments are recognized as interest expense. In the initial periods, the majority of the cash payments are less than the interest expense recognized in the Statements of Operations, which causes the related failed sale-leaseback financing obligations to increase during the initial periods of the lease term.
Annual Estimated Failed Sale-Leaseback Financing Obligation Service Requirements as of December 31, 2019

	Years Ended December 31,
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Financing obligations - principal	$21	$26	$29	$33	$37	$8,468	$8,614
Financing obligations - interest	712	787	799	814	830	24,683	28,625
Total financing obligation payments (1)	$733	$813	$828	$847	$867	$33,151	$37,239
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
Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the year ended December 31, 2019, we recognized approximately $1.6 billion in lease revenue related to lodging arrangements, which is included in Rooms revenue in the Statement of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage revenue in the Statement of Operations, and during the year ended December 31, 2019, we recognized approximately $47 million in lease revenue related to conventions.
Real Estate Operating Leases
We enter into long-term real estate leasing arrangements with third-party lessees at our properties. As of December 31, 2019, the remaining terms of these operating leases ranged from 1 to 85 years, some of which include options to extend the lease term for up to 5 years. In addition to minimum rental commitments, certain of our operating leases provide for contingent payments including contingent rentals based on a percentage of revenues in excess of specified amounts and reimbursements for common area maintenance and utilities charges. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. In addition, to maintain the value of our leased assets, certain leases include specific maintenance requirements of the lessees or maintenance is performed by the Company on behalf of the lessees.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturity of Lease Receivables as of December 31, 2019

(In millions)	Operating Leases
2020	$70
2021	66
2022	59
2023	54
2024	47
Thereafter	772
Total	$1,068

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
Litigation Relating to the Merger
On September 5, 2019, a complaint was filed against Caesars and each member of the Caesars board of directors (the “Caesars Board”) in the United States District Court for the District of Delaware. The lawsuit, captioned Stein v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01656, alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 244.100, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleges, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff seeks (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint, (ii) if the Merger is consummated, rescission of the Merger or rescissory damages and (iii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also seeks an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees.
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
On September 11, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the District of New Jersey. The lawsuit, captioned Romaniuk v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-17871, alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff sought (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the Merger or rescissory damages. The plaintiff also sought an award of costs and expenses incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On December 7, 2019, the Romaniuk complaint was voluntarily dismissed.
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
Also on September 13, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Biasi v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-08547, alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 229.1015, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff sought (i) to enjoin the defendants from proceeding with the special meeting of Caesars’ stockholders to, among other things, adopt the Merger Agreement and consummating the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also sought an award of costs and expenses incurred in the action, including reasonable expert fees and attorneys’ fees. On November 15, 2019, the Biasi complaint was voluntarily dismissed.
On September 26, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Marathon Capital LLC v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-08971, alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff sought (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also sought an award of costs and expenses incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On November 22, 2019, the Marathon Capital LLC complaint was voluntarily dismissed.
On October 18, 2019, a complaint was filed against Caesars and each member of the Caesars Board in the United States District Court for the Southern District of New York. The lawsuit, captioned Yarbrough v. Caesars Entertainment Corp., et al., Case No. 1:19-cv-09650 (S.D.N.Y.), alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading definitive registration statement in connection

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to disclose material information regarding: (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff sought: (i) to enjoin the shareholder vote on the Merger or consummation of the Merger; and (ii) rescission of the Merger, to the extent it closes. The plaintiff also sought an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On February 14, 2020, the Yarbrough complaint was voluntarily dismissed.
We believe the claims asserted in each of the above described complaints are without merit and intend to vigorously defend against them to the extent they have not already been dismissed. It is not probable that litigation discussed above, to the extent it was not already dismissed as of December 31, 2019, will result in a material effect on our financial statements.
Contractual Commitments
Proposed Extension of Casino Operating Contract for Harrah’s New Orleans
On June 7, 2019, the Governor of the State of Louisiana signed into effect legislation that would authorize the Louisiana Gaming Control Board to enter into a 30-year extension of the Harrah’s New Orleans casino operating contract to 2054, subject to certain approvals of the amended casino operating contract that would provide for the 30-year extension and provided that such amended casino operating contract includes certain requirements set forth in the legislation, including (without limitation), that (a) Caesars be obligated to make (i) a capital investment of $325 million on or around the official gaming establishment by July 15, 2024 (subject to extensions for force majeure events), (ii) certain one-time payments totaling $25 million to the City of New Orleans and State of Louisiana, (iii) certain one-time payments totaling $40 million to the City of New Orleans and State of Louisiana, (iv) an annual payment to the Louisiana Gaming Control Board in the amount of $3.4 million (subject to certain adjustments based on changes with respect to the consumer price index), (v) an annual license payment to the Louisiana Gaming Control Board in the amount of $3 million starting in April 2022, and (vi) an annual payment in the amount of $6 million (subject to certain adjustments based on changes with respect to the consumer price index) to the City of New Orleans, which annual payment is to be paid in quarterly installments, and (b) the minimum amount of the annual gaming payments made by Caesars to the Louisiana Gaming Control Board increase from $60 million to $65 million starting in April 2022.
Exit Cost Accruals
As of December 31, 2019 and 2018, exit costs were included in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the accompanying Balance Sheets for accruals related to the following:

		As of December 31,
(In millions)	Accrual Obligation End Date	2019	2018
Future obligations under land lease agreements (1)	December 2092	$—	$43
Iowa greyhound pari-mutuel racing fund	December 2021	17	33
Permanent closure of international properties (2)	January 2032	—	10
Unbundling of electric service provided by NV Energy	February 2024	49	58
Total		$66	$144
____________________

(1)	Associated with the abandonment of a construction project near the Mississippi Gulf Coast.

(2)
Properties include Alea Leeds, Golden Nugget and Southend. As a result of the adoption of ASC 842, as of January 1, 2019, accruals associated with future obligations for leases not in use have been applied against the carrying amount of the ROU assets. See Note 10.

NV Energy
In 2017, we elected to exit the fully bundled sales system of NV Energy and purchase energy, capacity, and/or ancillary services from other providers. As a result, we are required to pay an aggregate exit fee and non-bypassable charges related to our Nevada properties until 2024. These fees are recorded in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the Balance Sheets, based on the expected payment date. The amount will be adjusted in the future if actual fees incurred differ from our estimates.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and sports television networks for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities. As of December 31, 2019, obligations related to these agreements were $246 million with contracts extending through 2034. We recognize expenses in the period services are rendered in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Golf Course Use Agreement
On October 6, 2017, certain Golf Course Properties were sold to VICI and CEOC LLC entered into a Golf Course Use Agreement with VICI over a 35-year term (inclusive of all renewal periods), pursuant to which we incur (i) an annual payment of $10 million subject to escalation, (ii) an annual use fee of $3 million, subject to escalation beginning in the second year, and (iii) per-round fees. All of these payments are guaranteed by CEC.
An obligation of $145 million is recorded in Deferred credits and other liabilities as of December 31, 2019, which represents the amount that the obligations of $10 million in annual payments to be made under the Golf Course Use Agreement exceeds the fair value of services being received.
VICI Leases
Under the CEOC LLC Lease Agreements and the Harrah’s Las Vegas lease, we are required to spend certain minimum amounts on capital expenditures.
Tribal Casino Management Contracts
The agreements pursuant to which we manage casinos on Indian lands contain provisions required by law that state that a minimum monthly payment must be made to the applicable tribe. This payment obligation has priority over scheduled repayments of borrowings for development costs and over the management fee earned and paid to the manager. In the event that insufficient cash flow is generated by the operations to fund this payment, we must pay the shortfall to the tribe. Subject to certain limitations as to time, such advances, if any, would be repaid to us in future periods in which operations generate cash flow in excess of the required minimum payment. These commitments will terminate upon the occurrence of certain defined events, including termination of the management contract. Our aggregate monthly commitment for the minimum guaranteed payments, pursuant to contracts for the three managed, Indian-owned facilities, is approximately $1 million. Each of these casinos currently generates sufficient cash flows to cover all of its obligations, including its debt service.
Separation Agreement
On November 1, 2018, the Company announced that Mark P. Frissora, our former President and Chief Executive Officer, was leaving the Company. Subject to the terms of the separation agreement entered into between the Company and Mr. Frissora (as amended, the “Separation Agreement”), Mr. Frissora continued as President and Chief Executive Officer until his termination date of April 30, 2019. In connection with his Separation Agreement, upon his termination date, Mr. Frissora was vested in all unvested equity and cash awards (with vesting of performance stock units and options remaining subject to achievement of applicable targets and options generally exercisable for two years after vesting). As a result of the separation, a total of $32 million of accelerated compensation expense was recognized through his exit date of April 30, 2019, of which $13 million was recognized during the year ended December 31, 2019 and $19 million during the year ended December 31, 2018. As of December 31, 2019 approximately $5 million was unpaid and recorded in Accrued expenses and other current liabilities.
Voluntary Severance Program
During 2019, in an effort towards achieving greater operational efficiency, the Company initiated a Voluntary Severance Program (“VSP”).  The VSP was offered to non-property, US-based corporate employees in management roles, as defined by the program, excluding certain revenue focused departments. For the year ended December 31, 2019, the Company recognized severance and stock-based compensation charges related to this VSP program totaling approximately $17 million. As of December 31, 2019, approximately $4 million was unpaid and recorded in Accrued expenses and other current liabilities.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Parking Area Use Agreement
Planet Hollywood Resort & Casino is party to an agreement for a common parking area for purposes of parking, passage, loading and unloading of motor vehicles and pedestrian traffic. The parking area is owned by a third party to which we make annual fee payments of $3 million. In addition, certain expenses incurred by the property owner in connection with the operation, management, repair and maintenance are allocated to all parties within the agreement. Our expected obligation, including the annual fee, for each of the next five years is estimated to be $5 million per year and the term of the agreement continues through December 31, 2097. This expense is recorded within Property, general, administrative, and other on our Statement of Operations.
Contingent Liabilities
Resolution of Disputed Claims
As described in Note 1, CEOC and certain of its U.S. subsidiaries (collectively, the “Debtors”) emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization on the Effective Date. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. CEOC LLC will continue the process of reconciling such claims to the amounts listed by the Debtors in their schedules of assets and liabilities, as amended. The amounts submitted by claimants that remain unresolved total approximately $437 million. We estimate the fair value of these claims to be $51 million as of December 31, 2019, which is recorded in Accrued expenses and other current liabilities and is based on management’s estimate of the claim amounts that the Bankruptcy Court will ultimately allow and the fair value of the underlying CEC common stock and CEC Convertible Notes held in escrow for the purpose of resolving those claims. See Note 8.
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
As of December 31, 2019, approximately $48 million in cash, 8 million shares of CEC common stock, and $32 million in principal value of CEC Convertible Notes remain in reserve for distribution to holders of disputed claims whose claims may ultimately become allowed in the escrow trust. The CEC common stock and CEC Convertible Notes held in the escrow trust are treated as not outstanding in CEC’s Financial Statements. We estimate that the number of shares, cash, and CEC Convertible Notes reserved is sufficient to satisfy the Debtors’ obligations under the Plan.
Caesars United Kingdom UKGC Investigation
In June 2019, the British Gambling Commission (the “Commission” or “UKGC”) informed CEUK that it was initiating a license review of its British properties. The review relates to certain potential inadequacies in implementation of the CEUK Anti-Money Laundering policies and in CEUK’s social responsibility policy and customer monitoring. CEC is taking all necessary steps to remedy issues identified in its own review and disclosed to the Commission. At the present time, we believe a regulatory settlement is probable and have recorded a liability of $17 million recorded in Accrued expenses and other current liabilities. Given the uncertainty of the review, we do not have a better estimate of the outcome of the review or the potential settlement at this time; however, it is possible we will incur a loss that is higher than what we have recorded and the Commission may limit, condition, restrict, revoke, or suspend CEUK’s licenses.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12 — Debt

	December 31, 2019				December 31, 2018
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured debt
CRC Revolving Credit Facility	2022	variable (1)	$—	$—	$100
CRC Term Loan	2024	variable (2)	4,606	4,541	4,577
CEOC LLC Revolving Credit Facility	2022	variable (3)	—	—	—
CEOC LLC Term Loan	2024	variable (3)	1,220	1,218	1,483
Unsecured debt
CEC Convertible Notes	2024	5.00%	1,086	1,058	1,083
CRC Notes	2025	5.25%	1,700	1,672	1,668
Special Improvement District Bonds	2037	4.30%	53	53	54
Total debt			8,665	8,542	8,965
Current portion of long-term debt			(64)	(64)	(164)
Long-term debt			$8,601	$8,478	$8,801

Unamortized premiums, discounts and deferred finance charges				$123	$110
Fair value			$8,821
____________________

(1)	London Interbank Offered Rate (“LIBOR”) plus 2.13%.

(2)	LIBOR plus 2.75%.

(3)	LIBOR plus 2.00%.
Annual Estimated Debt Service Requirements

	Years Ended December 31,
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Annual maturities of long-term debt	$64	$64	$64	$64	$6,666	$1,743	$8,665
Estimated interest payments	430	410	400	390	380	100	2,110
Total debt service obligation (1)	$494	$474	$464	$454	$7,046	$1,843	$10,775
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and potential borrowings under our revolving credit facilities. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated impact of the ten interest rate swap agreements (see Note 8). Actual payments may differ from these estimates.

Current Portion of Long-Term Debt
The current portion of long-term debt as of December 31, 2019 includes the principal payments on the term loans, other unsecured borrowings, and special improvement district bonds that are expected to be paid within 12 months.
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
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of December 31, 2019 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The CRC Term Loan matures in 2024. The CRC Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. The CRC Term Loan requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The CRC Credit Agreement also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions. As of December 31, 2019 and 2018, approximately $25 million and $36 million was committed to outstanding letters of credit, respectively. As of December 31, 2019, there were no borrowings outstanding under the CRC Revolving Credit Facility.
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
CEOC LLC Term Loan and Revolving Credit Facility
As part of the acquisition of OpCo on the Effective Date, we assumed debt that was issued in connection with CEOC’s emergence from bankruptcy including a $1.235 billion term loan (the “CEOC LLC Term Loan”) pursuant to a Credit Agreement dated as of October 6, 2017, and amended on April 16, 2018, (the “CEOC LLC Credit Agreement”). In addition, OpCo had a $200 million revolving credit facility under the CEOC LLC Credit Agreement (the “CEOC LLC Revolving Credit Facility”). In December 2017, we increased the CEOC LLC Term Loan by $265 million to $1.5 billion.
The CEOC LLC Term Loan matures in 2024 and the CEOC LLC Revolving Credit Facility matures in 2022 and includes a letter of credit sub-facility. The CEOC LLC Term Loan requires scheduled quarterly principal payments in amounts equal to 0.25% of the original aggregate principal amount, with the balance due at maturity. The CEOC LLC Credit Agreement also includes customary voluntary and mandatory prepayment provisions, subject to certain exceptions. As of December 31, 2019, there were no borrowings outstanding under the CEOC LLC Revolving Credit Facility and approximately $39 million was committed to outstanding letters of credit. As of December 31, 2018, approximately $39 million was committed to outstanding letters of credit.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The applicable margins under the CEOC LLC Credit Agreement are (a) with respect to the CEOC LLC Term Loan, 2.00% per annum in the case of any LIBOR loan or 1.00% per annum in the case of any base rate loan and (b) in the case of the CEOC LLC Revolving Credit Facility, 2.00% per annum in the case of any LIBOR loan and 1.00% per annum in the case of any base rate loan, subject in the case of the CEOC LLC Revolving Credit Facility to two 0.125% step-downs based on CEOC LLC’s SSLR.
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
On December 2, 2019, we paid $28 million to the holders of the CEC Convertible Notes, whose consents were validly delivered and not validly revoked, to modify the CEC Convertible Notes (the “Consent”). The consent fee is recognized as an additional discount to our debt and will be amortized over the remaining life of the CEC Convertible Notes. The Consent amended the indenture governing the CEC Convertible Notes to expressly permit the Merger and the other transactions contemplated by the Merger Agreement (including the related financing transactions) and, subject to the consummation of the Merger, delete the negative covenants contained in Sections 4.02 (Reports and Other Information), 4.03 (Limitation on Incurrence of Indebtedness and Issuance of Disqualified Stock and Preferred Stock), 4.04 (Limitation on Restricted Payments), 4.05 (Dividend and Other Payment Restrictions Affecting Subsidiaries) 4.06 (Asset Sales), 4.07 (Transactions with Affiliates), 4.09 (Compliance Certificate), 4.10 (Further Instruments and Acts), 4.12 (Liens), 4.13 (Business Activities), 4.15 (Payments for Consents) and 5.01 (When Issuer may Merge or Transfer Assets) of the indenture for the purpose of providing additional operating flexibility after the consummation of the Merger.
As of December 31, 2019, an immaterial amount of the CEC Convertible Notes was converted into shares of CEC common stock. An aggregate of 156 million shares of CEC common stock, of which 151 million shares are net of amounts held by CEC, are issuable upon conversion of the CEC Convertible Notes. As of December 31, 2019, the remaining life of the CEC Convertible Notes is 4.75 years.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summary of Debt and Revolving Credit Facility Cash Flows from Financing Activities in 2019

(In millions)	Repayments	Debt issuance and extension costs and fees
CEC Convertible Notes	$—	$(28)
CRC Revolving Credit Facility	(100)	—
CRC Term Loan	(47)	—
CEOC LLC Term Loan	(265)	—
Other debt activity	(2)	—
Total	$(414)	$(28)

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
Restrictive Covenants
The CRC Credit Agreement, CEOC LLC Credit Agreement, as amended, and the indentures related to the CRC Notes contain covenants which are standard and customary for these types of agreements. These include negative covenants, which, subject to certain exceptions and baskets, limit the ability of CRC and certain of its subsidiaries, and CEOC LLC and certain of its subsidiaries, respectively, to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets and make acquisitions. The indenture related to the CEC Convertible Notes contains covenants including negative covenants, which, subject to certain exceptions, limit the Company’s ability to (among other items) incur additional indebtedness, make investments, make restricted payments, including dividends, grant liens, sell assets, and make acquisitions. The Consent amended the indenture related to the CEC Convertible Notes to, subject to the consummation of the Merger, delete certain of such negative covenants from the indenture as described above.
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
Restricted Net Assets
Because of the restrictions in our borrowings and other arrangements, the amount of net assets at consolidated subsidiaries not available to be remitted to CEC via dividend, loan or transfer was approximately $2.1 billion and $3.2 billion as of December 31, 2019 and 2018, respectively.
Note 13 — Stockholders’ Equity
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

time. Any shares acquired are available for general corporate purposes. During the year ended December 31, 2019, there were no shares repurchased under the program. During the year ended December 31, 2018, we repurchased approximately 31 million shares for approximately $311 million under the program recorded in Treasury stock. As of December 31, 2019, the maximum dollar value that may still be purchased under the program was $439 million.
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
Basic and Dilutive Net Earnings Per Share Reconciliation

	Years Ended December 31,
(In millions, except per share data)	2019	2018 (1)	2017
Net income/(loss) attributable to Caesars	$(1,195)	$303	$(368)
Dilutive effect of CEC Convertible Notes, net of tax	—	(510)	—
Adjusted net loss attributable to Caesars	$(1,195)	$(207)	$(368)

Weighted-average common shares outstanding - basic	676	686	279
Dilutive potential common shares: Stock-based compensation awards	—	4	—
Dilutive potential common shares: CEC Convertible Notes	—	151	—
Weighted-average common shares outstanding - diluted	676	841	279

Basic earnings/(loss) per share	$(1.77)	$0.44	$(1.32)
Diluted loss per share	$(1.77)	$(0.25)	$(1.32)

____________________

(1)
The Company identified an error in the computation of Diluted EPS in the financial statements for the year ended December 31, 2018. The Company did not reverse the changes in fair value of the CEC Convertible Notes, net of tax, which was a gain of $552 million from Net income/(loss) attributable to Caesars for the purpose of calculation of Diluted EPS. The Dilutive effect of CEC Convertible Notes, net of tax of $42 million for the year ended December 31, 2018 has been corrected to be $(510) million. As a result, Diluted EPS for the year ended December 31, 2018 was overstated by $0.66 per share. Diluted EPS of $0.41 for the year ended December 31, 2018 has been corrected to Diluted loss per share of $0.25. This error had no effect on Net Income/(Loss) on our Statements of Operations, our Balance Sheets, Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity/Deficit, as of, and for the year ended December 31, 2018.

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Years Ended December 31,
(In millions)	2019	2018	2017
Stock-based compensation awards	20	11	21
CEC Convertible Notes	151	—	36
Total anti-dilutive common stock	171	11	57

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15 — Revenue Recognition
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
Reimbursed Management Costs
Reimbursed management costs are presented on a gross basis as revenue and expense, thus resulting in no net impact on operating income.
Caesars Rewards Loyalty Program
On January 30, 2019, Caesars announced the rebranding of Total Rewards, the Company’s industry-leading loyalty program, to Caesars Rewards effective February 1, 2019. The new program leverages the premium Caesars brand to better connect Caesars’ elevated standard and prestige with the Company’s global destinations.
Caesars Rewards grants Reward Credits to Caesars Rewards Members based on on-property spending, including gaming, hotel, dining, and retail shopping at all Caesars-affiliated properties. Members may redeem Reward Credits for complimentary or discounted goods and services such as rooms, food and beverages, merchandise, free play, entertainment, and travel accommodations. Members are able to accumulate Reward Credits over time that they may redeem at their discretion under the terms of the program. A member’s Reward Credit balance is forfeited if the member does not earn at least one Reward Credit during a continuous six-month period.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Complimentaries
As part of our normal business operations, we often provide discretionary lodging, transportation, food and beverage, entertainment, free play and other goods and services to our customers at no additional charge. Non-discretionary Reward Credits can be redeemed for these services. Both are considered complimentaries. Such complimentaries are provided in conjunction with other revenue‑earning activities and are generally provided to encourage additional customer spending on those activities. Accordingly, we allocate a portion of the transaction price we receive from such customers to the complimentary goods and services. We perform this allocation based on the SSP of the underlying goods and services, which is determined based upon the weighted-average cash sales prices received for similar services at similar points during the year.
Receivables and Contract Liabilities
We issue credit to approved casino customers following investigations of creditworthiness. Business or economic conditions or other significant events could affect the collectability of these receivables. Accounts receivable are non-interest bearing and are initially recorded at cost.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Receivables

	As of December 31,
(In millions)	2019	2018	2017
Casino	$186	$188	$173
Food and beverage and rooms (1)	65	62	59
Entertainment and other	82	77	79
Contract receivables, net	333	327	311
Real estate leases	16	15	11
Other	88	115	172
Receivables, net	$437	$457	$494
____________________

(1)
As a result of the adoption of ASC 842, as of January 1, 2019, revenue generated from the lease components of lodging arrangements and conventions as well as their associated receivables are no longer considered contract revenue or contract receivables under ASC 606, Revenue from Contracts with Customers. A portion of this balance relates to lease receivables under ASC 842. See Note 10 for further details.

Allowance for Doubtful Accounts

(In millions)	Contracts	Other	Total
Balance as of January 1, 2017	$21	$20	$41
Provision for doubtful accounts	9	(1)	8
Write-offs less recoveries	14	(32)	(18)
OpCo consolidation (1)	—	20	20
Balance as of December 31, 2017	44	7	51
Provision for doubtful accounts	17	4	21
Write-offs less recoveries	(18)	(7)	(25)
Balance as of December 31, 2018	43	4	47
Provision for doubtful accounts	18	8	26
Write-offs less recoveries	(9)	4	(5)
Balance as of December 31, 2019 (2)	$52	$16	$68

____________________

(1)	See Note 4 for further details relating to the acquisition of OpCo.

(2)	“Other” includes allowance associated with lease receivables under ASC 842. See Note 10 for further details.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Liabilities

(In millions)	Caesars Rewards	Customer Advance Deposits	Total
Balance as of January 1, 2017	$—	$63	$63
Amount recognized from the beginning balance	—	(56)	(56)
Amount earned and recognized within the period	(19)	34	15
OpCo consolidation (1)	81	28	109
Balance as of December 31, 2017 (2)	62	69	131
Amount recognized during the period (3)	(144)	(440)	(584)
Amount accrued during the period	148	454	602
Balance as of December 31, 2018 (4)	66	83	149
Amount recognized during the period (5)	(145)	(603)	(748)
Amount accrued during the period	149	646	795
Balance as of December 31, 2019 (6)	$70	$126	$196
____________________

(1)	See Note 4 for further details relating to the acquisition of OpCo.

(2)	$2 million included within Deferred credits and other liabilities as of December 31, 2017.

(3)	Includes $35 million for Caesars Rewards and $62 million for Customer Advances recognized from the December 31, 2017 Contract liability balances.

(4)	$5 million included within Deferred credits and other liabilities as of December 31, 2018.

(5)	Includes $35 million for Caesars Rewards and $72 million for Customer Advances recognized from the December 31, 2018 Contract liability balances.

(6)
$18 million included within Deferred credits and other liabilities as of December 31, 2019. Includes lodging arrangement and convention contract liabilities accounted for under ASC 842. See Note 10 for further details.

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
Performance Incentive Plans
In July 2017, we adopted the Caesars Entertainment Corporation 2017 Performance Incentive Plan, (the “2017 Incentive Plan”) upon approval of the Company’s stockholders and, upon adoption, awards are no longer granted under the Caesars Entertainment Corporation 2012 Performance Incentive Plan, as amended, (the “2012 Incentive Plan”). As of December 31, 2019, there were approximately 2 million options outstanding under the 2012 Incentive Plan, which will expire between years 2022 and 2025. As of December 31, 2019, there were less than a million RSUs outstanding under the 2012 Incentive Plan.
The 2017 Incentive Plan allows for the granting of equity-based awards for directors, employees, officers and consultants or advisers who render services to Caesars Entertainment or its subsidiaries. Under the 2017 Incentive Plan, a total of 25 million shares of our common stock have been authorized for issuance. No options have been granted under the 2017 plan. RSUs granted under the 2017 Incentive Plan generally vest ratably over four years. PSUs vest over three years and MSUs cliff vest over three years. The number of unissued common shares reserved for future grants under the plan is 8 million as of December 31, 2019.
During November and December 2019, certain employees were terminated under the VSP (See Note 11). As a result of separation agreements, including those under the VSP, certain equity awards of the 43 participants were modified to decrease the requisite service period and, in some cases, allow for immediate vesting and issuance of shares of our common stock. As a result of these

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

modifications, we accelerated all unvested compensation expense for the modified awards and recorded incremental stock-based compensation of approximately $2 million based on the fair value of the modified awards.
Caesars Entertainment Stock Option Activity

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	8,360,365	$10.63	2.8	$—
Exercised	(5,550,720)	8.51
Forfeited	(45,544)	8.65
Expired	(616,351)	15.74
Outstanding as of December 31, 2019	2,147,750	14.67	2.8	9
Vested and expected to vest as of December 31, 2019	2,147,750	14.67	2.8	9
Exercisable as of December 31, 2019	1,516,588	8.71	3.7	8

Caesars Entertainment Stock Option Exercises

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Option Exercises:
Number of options exercised	5,550,720	746,332	1,249,640
Cash received for options exercised	$47	$6	$8
Aggregate intrinsic value of options exercised	$17	$3	$7

Caesars Entertainment Restricted Stock Unit Activity
During the year ended December 31, 2019, we granted RSUs to employees of Caesars Entertainment with an aggregate fair value of $45 million. Each RSU represents the right to receive payment in respect of one share of the Caesars Entertainment’s common stock. The following table summarizes the activity of Caesars Entertainment’s RSUs during the year ended December 31, 2019.

	Units	Weighted Average Fair Value (1)
Outstanding as of December 31, 2018	13,455,092	$11.51
Granted	5,228,512	8.77
Vested	(8,087,020)	10.76
Forfeited	(2,264,434)	10.58
Outstanding as of December 31, 2019	8,332,150	10.77
____________________

(1)	Represents the weighted average grant date fair value of RSUs, which is the share price of our common stock on the grant date.
The fair value of RSUs vested during the years ended December 31, 2019, 2018, and 2017, was $85 million, $72 million, and $29 million, respectively.
Caesars Entertainment Performance Stock Unit Activity
The Company granted approximately 1.2 million PSUs in 2019 and 1.6 million PSUs in 2018 that are scheduled to vest in three equal tranches over a three-year period. On each vesting date, recipients will receive between 0% and 200% of the granted PSUs in the form of CEC common stock based on the achievement of specified performance service conditions. Based on the terms and conditions of the awards, the fair value of the PSUs was initially set equal to the quoted market price of our common stock on the date of grant. The grant date fair value is reassessed at each reporting date to reflect the market price of our common stock until a mutual understanding of the key terms and conditions of the awards, between the Company and recipient, is achieved. The following table summarizes the activity of Caesars Entertainment’s PSUs during the year ended December 31, 2019.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Units	Weighted Average Fair Value (1)
Outstanding as of December 31, 2018	1,466,183	$6.79
Granted	1,166,336	8.71
Vested	(676,923)	10.34
Forfeited	(501,933)	9.19
Outstanding as of December 31, 2019	1,453,663	13.60
____________________

(1)	Grant date fair value, for which compensation expense of these unvested awards is measured, has not been achieved. This represents the quoted market price of our common stock on the dates indicated.
Caesars Entertainment Market-Based Stock Unit Activity
In 2019, the Company granted approximately 703 thousand MSUs that are scheduled to cliff vest in three years. On the vesting date, recipients will receive between 0% and 200% of the granted MSUs in the form of CEC common stock based on the achievement of specified market and service conditions. Based on the terms and conditions of the awards, the grant date fair value of the MSUs was determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient. The effect of market conditions is considered in determining the grant date fair value, which is not subsequently revised based on actual performance. The aggregate value of MSUs granted during December 31, 2019 was $9 million.

	Units	Weighted Average Fair Value (1)
Outstanding as of December 31, 2018	—	$—
Granted	702,761	12.63
Vested	(81,832)	12.63
Forfeited	(186,008)	12.63
Outstanding as of December 31, 2019	434,921
____________________

(1)	Represents the fair value determined using a Monte-Carlo simulation model.
The fair value of MSUs vested during the year ended December 31, 2019 was $1 million.
Unrecognized Compensation Cost
As of December 31, 2019, there was $84 million of total unrecognized compensation cost related to Caesars Entertainment stock-based compensation plans, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
Composition of Stock-Based Compensation Expense (All Plans)

	Years Ended December 31,
(In millions)	2019	2018	2017
Corporate expense	$69	$60	$36
Property, general, administrative, and other	19	19	7
Total stock-based compensation expense	$88	$79	$43

Note 17 — Deferred Compensation and Employee Benefit Plans
Deferred Compensation
On December 6, 2018, we adopted the Caesars Entertainment Corporation Executive Supplemental Savings Plan III (“ESSP III”) and the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan, effective January 1, 2019. These plans

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are unfunded, non-qualified deferred compensation plans. Payment obligations pursuant to the plans are unsecured general obligations of the Company and affiliates of the Company employing participants in the ESSP III. The liability as of December 31, 2019 was $1 million which was recorded in Deferred credits and other liabilities. There was no liability as of December 31, 2018 as the plans were not effective.
Deferred Compensation Plans
As of December 31, 2019, certain current and former employees of Caesars, and our subsidiaries and affiliates, have balances under: (i) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, (ii) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, (iii) the Park Place Entertainment Corporation Executive Deferred Compensation Plan, (iv) the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and (v) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (collectively, the “existing deferred compensation plans”). These plans are deferred compensation plans that allow certain employees an opportunity to save for retirement and other purposes.
Each of the plans is now frozen and is no longer accepting contributions. However, participants may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts. The total liability recorded in Deferred credits and other liabilities for these plans was $53 million as of December 31, 2019 and 2018.
Trust Assets
CEC is a party to a trust agreement (the “Trust Agreement”) and an escrow agreement with respect to all five of the existing deferred compensation plans (the “Escrow Agreement”), each structured as so-called “rabbi trust” arrangements, which holds assets that may be used to satisfy obligations under the existing deferred compensation plans above. Amounts held pursuant to the Trust Agreement and the Escrow Agreement were approximately $88 million and $99 million as of December 31, 2019 and 2018, respectively, and have been reflected within Deferred charges and other assets on the Balance Sheets.
Savings and Retirement Plan
We maintain a defined contribution savings and retirement plan that allows employees to make pre-tax and after-tax contributions. Under the plan, participating employees may elect to contribute up to 50% of their eligible earnings (subject to Internal Revenue Service (“IRS”) rules and regulations). Participating employees become vested in matching contributions on a pro-rata basis over five years of credited service. Prior to January 1, 2018, participating employees were eligible to receive a company match of 50% up to 6% of eligible earnings that the individual elected to contribute with an individual cap of $600. During 2018, the company match was the greater of 25% up to 6% of earnings that the individual elected to contribute with no cap or 50% up to 6% of eligible earnings that the individual elected to contribute with an individual cap of $600. Beginning January 1, 2019, the match increased to 50% up to 6% of eligible earnings that the individual elects to contribute with no individual cap (subject to further limitations for certain higher-salaried employees). Our contribution expense for this plan was $26 million, $14 million, and $7 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Pension Commitments
We have a defined benefit plan for employees of our London Clubs International subsidiary that provides benefits based on final pensionable salary. The plan is no longer accepting participants or employee contributions. The assets of the plan are held in a separate trustee-administered fund, and death-in-service benefits, professional fees, and other expenses are paid by the pension plan. Annual contributions are made as required. We account for this plan under the immediate recognition method, under which actuarial gains and losses are recognized in our Statements of Operations in the year in which the gains and losses occur rather than deferring them into Other comprehensive income/(loss) and amortizing them over future periods. Any such amounts are recorded in the fourth quarter of each year, and during 2019 and 2018, we recognized a gain of $3 million and $19 million, respectively. These amounts do not reflect current compensation costs and are recorded outside of Income from operations, within Other income/(loss) on our Statements of Operations.
As of December 31, 2019 and 2018, total plan assets were $213 million and $180 million, respectively, with projected benefit obligations totaling $242 million and $217 million, respectively, resulting in a net pension liability of $29 million and $37 million, respectively, which is recorded within Deferred credits and other liabilities on our Balance Sheets. As of December 31, 2019, our estimated long-term expected return on assets for this plan is 4.2% with a 2.0% discount rate. For the year ended December 31, 2019, we contributed $6 million to the plan, which we expect to remain consistent annually.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Multi-employer Pension Plans
The Company contributes to a number of multi-employer defined benefit pension plans under the terms of collective bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from a single-employer plan in the following respects:

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Multi-employer Pension Plan Participation

		Pension Protection Act Zone Status (1)			Contributions (In millions) (2)
Pension Fund	EIN/Pension Plan Number	2019	2018	FIP/RP Status (3)	2019	2018	2017	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement (4)
Southern Nevada Culinary and Bartenders Pension Plan (5)	88-6016617/001	Green	Green	No	$26	$25	$19	No	May 31, 2023
Legacy Plan of the National Retirement Fund (6)(8)	13-6130178/001	N/A	N/A	N/A	—	—	9	N/A	N/A
Adjustable plan of the National Retirement Fund (7)	13-6130178/002	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Legacy Plan of the UNITE HERE Retirement Fund (5)(8)	82-0994119/001	Red	Red	Yes	16	15	—	No	February 29, 2020
Adjustable Plan of the UNITE HERE Retirement Fund (5)(9)	82-0994119/002	Green	Green	N/A	N/A	N/A	N/A	N/A	February 29, 2020
Central Pension Fund of the IUOE & Participating Employers (10)	36-6052390/001	Green	Green	No	6	6	5	No	March 31, 2021
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	5	5	4	No	Various up to March 31, 2024
Local 68 Engineers Union Pension Plan (5)(11)	51-0176618/001	Yellow	Yellow	Yes	1	1	1	No	April 30, 2020
NJ Carpenters Pension Fund	22-6174423/001	Yellow	Yellow	Yes	—	—	—	No	April 30, 2020
Painters IUPAT	52-6073909/001	Yellow	Yellow	Yes	1	1	1	No	Various up to June 30, 2021
Other Funds					2	2	1
Total Contributions					$57	$55	$40
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

(2)	Comparability to periods prior to the Effective Date are affected by the consolidation of CEOC LLC in 2017.

(3)	Indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

(4)	The terms of the current agreement continue indefinitely until either party provides appropriate notice of intent to terminate the contract.

(5)
Employer provided more than 5% of the total contributions for the plan years ended 2018 and 2017. As of the date the financial statements were issued, Forms 5500 were not available for the 2019 plan year.

(6)
CEC contributed to the National Retirement Fund (“NRF”) under multiple collective bargaining agreements (“CBAs”). Effective January 1, 2015, the NRF split into two separate plans, the Legacy Plan of the NRF and the Adjustable Plan of the NRF.

(7)
CEC contributes a single contribution to the NRF, the Trustees of which allocate such contribution between the two plans. The contribution amount reflected to the Legacy Plan is the aggregate contribution made to the NRF before such allocation between the Legacy Plan and the Adjustable Plan.

(8)
Effective January 1, 2018, the NRF Fund spun-off a portion of the Fund and a number of contributing employers, including CEC, into a new multiemployer pension fund, the HEREIU Pension Fund. The HEREIU Pension Fund consists of two separate plans, the Legacy Plan of the HEREIU Pension Fund and the Adjustable Plan of the HEREIU Pension Fund. CEC no longer contributes to the NRF.

(9)
CEC makes a single contribution to the HEREIU Pension Fund, the Trustees of which allocate such contribution between the Legacy Plan and the Adjustable Plan. The contribution amount reflected to the Legacy Plan is the aggregate contribution made to the HEREIU Pension Fund before such allocation between the Legacy Plan and the Adjustable Plan.

(10)	Plan years begin February 1.

(11)	Plan years begin July 1.

In 2017, we reached an agreement with Hilton Hotels Corporation, whereby CEC received $12 million in exchange for assuming responsibility of a 31.75% funding liability of the Hilton Hotels Retirement Plan. These proceeds have been used to make quarterly contributions, of which $2 million has been contributed for the year ended December 31, 2019 and $5 million for the year ended December 31, 2018. Once the proceeds are depleted, future contributions will be expensed as incurred. Remaining proceeds of $3 million are recorded within Accrued expenses and other liabilities and $1 million is recorded within Deferred credits and other liabilities on our balance sheet as of December 31, 2019.

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
As of December 31, 2018, the Company completed the accounting for the tax effects of the Tax Act. During the year ended December 31, 2017, the Company made a reasonable estimate of the effects on the existing deferred tax balances and accrued a provisional income tax benefit of approximately $1.2 billion in the period ended December 31, 2017. The amount of the estimated income tax benefit was (i) $797 million related to the net deferred tax benefit of the corporate rate reduction and (ii) $442 million related to the net deferred tax benefit of deferred tax assets which were realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. During the year ended December 31, 2018, the Company revised its estimate of the effects on the existing deferred tax balances as of December 31, 2017, and accrued an additional provisional income tax benefit of $82 million. The total amount of the revised estimated income tax benefit is (i) $710 million related to the net deferred tax benefit of the corporate rate reduction, (ii) $569 million related to the net deferred tax benefit of deferred tax assets, which are now realizable due to the changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (iii) $42 million relating to the net deferred tax benefit of state deferred tax assets, which are now realizable due to the changing rules related to interest expense disallowance for those states which conform to the Tax Act.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Components of Income/(Loss) Before Income Taxes

	Years Ended December 31,
(In millions)	2019	2018	2017
United States	$(1,272)	$205	$(2,374)
Outside of the U.S.	(67)	(22)	4
	$(1,339)	$183	$(2,370)
Income Tax Benefit

	Years Ended December 31,
(In millions)	2019	2018	2017
United States
Current
Federal	$(2)	$(9)	$148
State	(1)	(1)	(7)
Deferred
Federal	131	170	1,835
State	22	(39)	23
Outside of the U.S.
Current	(7)	(9)	(4)
Deferred	(2)	9	—
	$141	$121	$1,995
Allocation of Income Tax Benefit

	Years Ended December 31,
(In millions)	2019	2018	2017
Income tax benefit applicable to:
Income from operations	$141	$121	$1,995
Other comprehensive income/(loss)	12	3	—

Effective Income Tax Rate Reconciliation

	Years Ended December 31,
	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
Increases/(decreases) in tax resulting from:
State taxes, net of federal tax benefit	2.5	4.0	5.2
Valuation allowance	(9.9)	(70.4)	(17.1)
Foreign income taxes	(1.3)	2.3	(0.1)
Deferred tax benefit from changes in federal tax law	—	(44.7)	52.1
Stock-based compensation	(1.8)	4.7	(0.2)
Acquisition of CEOC	—	—	36.7
Reserves for uncertain tax positions	0.5	4.4	(4.6)
Current tax benefit from change in CGP operating agreement	—	—	2.4
Impairment of goodwill	(0.3)	4.7	—
Nondeductible transaction costs	—	6.6	(25.0)
Other	(0.1)	1.3	(0.2)
Effective tax rate	10.6%	(66.1)%	84.2%

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Temporary Differences Resulting in Deferred Tax Assets and Liabilities

	As of December 31,
(In millions)	2019	2018
Deferred tax assets:
State net operating losses	$415	$420
Federal net operating loss	409	485
Foreign net operating loss	16	16
Compensation programs	46	81
Allowance for doubtful accounts	40	41
Self-insurance reserves	8	10
Accrued expenses	41	45
Federal tax credits	82	70
Financing obligations	2,479	2,445
Golf course properties’ obligation	35	35
Investment in non-consolidated affiliates	5	5
Other debt-related items	66	—
Deferred revenue	39	42
Leases	62	66
Other	16	—
Subtotal	3,759	3,761
Less: valuation allowance	1,436	1,302
Total deferred tax assets	2,323	2,459
Deferred tax liabilities:
Depreciation and other property-related items	2,360	2,567
Other debt-related items	—	95
Intangibles	497	496
Prepaid expenses	23	20
Other	—	1
Total deferred tax liabilities	2,880	3,179
Net deferred tax liability (1)	$557	$720

____________________

(1)
The net deferred tax liability above is reflected in the Balance Sheets as follows: Deferred income tax asset of $2 million; Deferred income tax liability of $555 million; Accrued Expenses and other current liabilities - Liabilities held for sale of $4 million.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Due to ongoing losses from operations, we project that future reversals of taxable temporary differences are not sufficient to provide adequate taxable income to realize our deferred tax assets. Accordingly, we have a valuation allowance against the federal, state and foreign deferred tax assets that are not projected to be realizable.
As of December 31, 2019 and 2018, we had federal NOL carryforwards of $2.5 billion and $2.6 billion, respectively. These NOLs will begin to expire in 2030. In addition, we had federal general business tax credits and research tax credit carryforwards of $82 million, which will begin to expire in 2029.
NOL carryforwards for our domestic subsidiaries for state income taxes were $8.6 billion and $9.0 billion as of December 31, 2019 and 2018, respectively. Due to the Company’s recent history of taxable losses, it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. Accordingly, we have provided a valuation allowance on the deferred tax assets relating to these NOL carryforwards which will not more likely than not be realized. These state NOLs will begin to expire in 2021.
NOL carryforwards for our foreign subsidiaries were $84 million and $91 million as of December 31, 2019 and 2018, respectively. Due to the Company’s recent history of taxable losses, it is more likely than not that the benefit from certain foreign NOL carryforwards will not be realized. Accordingly, we have provided a valuation allowance on the deferred tax assets relating to these NOL carryforwards which will not more likely than not be realized. These foreign NOLs do not expire.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of Unrecognized Tax Benefits

	Years Ended December 31,
(In millions)	2019	2018	2017
Balance as of beginning of year	$169	$162	$115
Additions based on tax positions related to the current year	37	—	113
Additions for tax positions of prior years	25	13	1
Reductions for tax positions for prior years	(18)	(5)	(92)
Acquisition of OpCo	—	—	67
Settlements	—	(1)	—
Effect of changes in federal tax law	—	—	(42)
Balance as of end of year	$213	$169	$162

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
We accrue interest and penalties related to unrecognized tax benefits in income tax expense. During 2019, we increased our accrual by $2 million. During 2018, we increased our accrual by $2 million, and during 2017, we increased our accrual by $2 million (including the interest from OpCo unrecognized tax benefits acquired in 2017). There was an accrual for the payment of interest and penalties of $10 million, $8 million, and $5 million as of December 31, 2019, 2018, and 2017, respectively. Included in the balances of unrecognized tax benefits as of December 31, 2019 and 2018 was approximately $143 million and $145 million, respectively, of unrecognized tax benefits that, if recognized, would impact the effective tax rate. There were $78 million unrecognized tax benefits as of December 31, 2017 that, if recognized, would impact the effective tax rate.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are subject to exam by various state and foreign tax authorities. As of December 31, 2019, the tax years prior to 2015 are not subject to examination for U.S. income tax purposes and for most of the state or foreign income tax jurisdictions as the statutes of limitations have lapsed.
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
Note 19 — Related Party Transactions
We may engage in transactions with other companies, owned or controlled by affiliates of our significant owners, in the normal course of business. We believe such transactions are conducted at fair value and are immaterial to our financial statements. Significant transactions with related parties are described in the table below.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Years Ended December 31,
(In millions)	2019	2018	2017
Transactions with Sponsors and their affiliates
Reimbursements and expenses	$—	$—	$34
Expenses paid to Sponsors’ portfolio companies	—	—	3
Transactions with Horseshoe Baltimore
Management fees	9	10	3
Reimbursements and allocated expenses	6	5	16
Transactions with CEOC
Shared services allocated expenses to CEOC	—	—	312
Shared services allocated expenses from CEOC	—	—	71
Management fees incurred	—	—	33
Octavius Tower lease revenue	—	—	26
Other expenses incurred	—	—	9

Transactions with Sponsors and their Affiliates
The members of Hamlet Holdings LLC were comprised of individuals affiliated with Apollo Global Management, LLC and affiliates of TPG Capital LP (collectively, the “Sponsors”) and were significant shareholders. On the Effective Date, we entered into a “Termination Agreement” with the Sponsors and their affiliates, pursuant to which certain agreements terminated. We reimbursed $34 million to the Sponsors on the Effective Date, included in the table above, related to CEOC’s pre-emergence expenses that were paid by the Sponsors. Due to reductions in ownership percentage of the Company starting on the Effective Date, we are no longer controlled or significantly influenced by the Sponsors. Amounts paid prior to the Effective Date to the Sponsors’ portfolio companies with which we engage in transactions are included in the table above. We believe such transactions were conducted at fair value.
Transactions with Horseshoe Baltimore
As described in Note 2, upon our deconsolidation of Horseshoe Baltimore effective August 31, 2017, Horseshoe Baltimore, which remains 44.3% owned by us, is now held as an equity method investment and considered to be a related party. These related party transactions include items such as casino management fees, reimbursement of various costs incurred by CEOC LLC on behalf of Horseshoe Baltimore, and the allocation of other general corporate expenses. A summary of the transactions with Horseshoe Baltimore subsequent to the deconsolidation is provided in the table above.
Transactions with CEOC
As described in Note 1, upon its filing for reorganization under Chapter 11 of the Bankruptcy Code and its subsequent deconsolidation, transactions with CEOC were no longer eliminated in consolidation and were considered related party transactions for Caesars. A summary of these transactions is provided in the table above. However, subsequent to CEOC’s emergence on the Effective Date, CEOC’s successor, OpCo immediately merged with and into CEOC LLC, which is a wholly owned subsidiary of CEC. The following activities, to the extent that they continue subsequent to the Effective Date with CEOC LLC, are eliminated.
Prior to the effective date, pursuant to a shared services agreement, CEOC provided Caesars with certain corporate and administrative services, and the costs of these services were allocated to Caesars. In addition, certain services were provided to CEOC by CEC. Among the services provided were coverage for insurance such as worker’s compensation and employee medical. Caesars Enterprise Services, LLC (“CES”), a subsidiary of CEC, began providing certain services including corporate and administrative services and costs were allocated to CEOC. Additionally, we paid CEOC management fees for certain of our properties, lease payments associated with certain properties and royalty fees for use of certain brands.
Until the Effective Date, the total estimated cost for Caesars Rewards was accrued by CEOC with expenses allocated to our properties; on the Effective Date, administration of Caesars Rewards is managed by CEC.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities.
As of December 31, 2019 and December 31, 2018, Due from affiliates, net was $41 million and $6 million, respectively, and represented transactions with Horseshoe Baltimore.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 — Segment Reporting
We view each property as an operating segment and aggregate such properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S. and (iii) All Other, which is consistent with how we manage the business. These segments include the following properties:

Las Vegas	Other U.S.	All Other
Bally’s Las Vegas	Bally’s Atlantic City (1)	Managed Properties (1)	Other
Caesars Palace Las Vegas (1)	Bluegrass Downs (2)	Caesars Dubai	Caesars Interactive Entertainment
The Cromwell	Caesars Atlantic City (1)	Caesars Windsor
Flamingo Las Vegas	Caesars Southern Indiana (1)	Harrah’s Ak-Chin
Harrah’s Las Vegas	Harrah’s Atlantic City	Harrah’s Cherokee
The LINQ Hotel & Casino	Harrah’s Council Bluffs (1)	Harrah’s Cherokee Valley River
The LINQ Promenade	Harrah’s Gulf Coast (1)	Harrah’s Resort Southern California
Paris Las Vegas	Harrah’s Joliet (1)	Horseshoe Baltimore (3)
Planet Hollywood Resort & Casino	Harrah’s Lake Tahoe (1)	Kings & Queens Casino
Rio All-Suite Hotel & Casino (4)	Harrah’s Laughlin (1)
	Harrah’s Louisiana Downs (1)	International (1)
	Harrah’s Metropolis (1)	Alea Glasgow
	Harrah’s New Orleans	Alea Nottingham
	Harrah’s North Kansas City (1)	Caesars Cairo
	Harrah’s Philadelphia (1)	Emerald Casino Resort (5)
	Harrah’s Reno (1)(6)	The Empire Casino
	Harveys Lake Tahoe (1)	Manchester235
	Hoosier Park	Playboy Club London
	Horseshoe Bossier City (1)	Ramses Casino
	Horseshoe Council Bluffs (1)	Rendezvous Brighton
	Horseshoe Hammond (1)	Rendezvous Southend-on-Sea
	Horseshoe Tunica (1)	The Sportsman
Indiana Grand
Tunica Roadhouse (1)(7)
___________________

(1)	These properties were not consolidated with CEC prior to the Effective Date with the exception of Horseshoe Baltimore, which was consolidated in the Other U.S. region prior to deconsolidation.

(2)	Bluegrass Downs ceased operations on October 1, 2019.

(3)	As of December 31, 2019, Horseshoe Baltimore was 44.3% owned, and was deconsolidated and held as an equity-method investment effective August 31, 2017.

(4)	Rio was sold on December 5, 2019 and Caesars continues to operate the property under a lease for an initial term of two years.

(5)	In May 2019, we entered into an agreement to sell Emerald Casino Resort. As of December 31, 2019, the property’s assets and liabilities were classified as held for sale.

(6)	In December 2019, we entered into an agreement to sell Harrah’s Reno, contingent upon the Merger.

(7)	Tunica Roadhouse ceased gaming operations in January 2019. Hotel operations continued until it closed in January 2020.

In addition to our properties listed above, other domestic and international properties, including Harrah’s Northern California, are authorized to use the brands and marks of Caesars Entertainment Corporation.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

“All Other” includes managed, international and other properties as well as parent and other adjustments to reconcile to consolidated Caesars results.
Condensed Statements of Operations - By Segment

	Year Ended December 31, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$1,149	$3,053	$246	$—	$4,448
Food and beverage (1)	1,017	576	25	—	1,618
Rooms (1)	1,177	401	3	—	1,581
Management fees	—	—	60	(1)	59
Reimbursed management costs	—	2	210	—	212
Entertainment and other	437	183	54	(4)	670
Total contract revenues	3,780	4,215	598	(5)	8,588
Real estate leases (2)	139	10	1	—	150
Other revenues	—	—	4	—	4
Net revenues	$3,919	$4,225	$603	$(5)	$8,742

Depreciation and amortization	$495	$455	$71	$—	$1,021
Income/(loss) from operations	560	525	(467)	—	618
Interest expense	(330)	(572)	(468)	—	(1,370)
Other income/(loss) (3)	(1)	1	(587)	—	(587)
Income tax benefit (4)	—	—	141	—	141

	Year Ended December 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$1,104	$2,889	$254	$—	$4,247
Food and beverage	975	571	28	—	1,574
Rooms	1,117	399	3	—	1,519
Management fees	—	—	63	(3)	60
Reimbursed management costs	—	2	200	—	202
Entertainment and other	411	175	45	(3)	628
Total contract revenues	3,607	4,036	593	(6)	8,230
Other revenues	146	11	5	(1)	161
Net revenues	$3,753	$4,047	$598	$(7)	$8,391

Depreciation and amortization	$582	$501	$62	$—	$1,145
Income/(loss) from operations	716	434	(411)	—	739
Interest expense	(327)	(556)	(463)	—	(1,346)
Loss on extinguishment of debt	—	—	(1)	—	(1)
Other income (3)	3	2	786	—	791
Income tax benefit (4)	—	—	121	—	121

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$864	$1,188	$116	$—	$2,168
Food and beverage	700	274	8	—	982
Rooms	872	201	1	—	1,074
Management fees	—	—	15	(3)	12
Reimbursed management costs	1	1	46	—	48
Entertainment and other	300	84	24	(3)	405
Total contract revenues	2,737	1,748	210	(6)	4,689
Other revenues	165	10	5	(1)	179
Net revenues	$2,902	$1,758	$215	$(7)	$4,868

Depreciation and amortization	$420	$186	$20	$—	$626
Income/(loss) from operations	549	199	(211)	—	537
Interest expense	(65)	(153)	(555)	—	(773)
Gain on deconsolidation of subsidiary	—	31	—	—	31
Restructuring and support expenses	—	(177)	(1,851)	—	(2,028)
Loss on extinguishment of debt	(4)	(13)	(215)	—	(232)
Other income (3)	4	1	90	—	95
Income tax benefit (4)	—	2	1,993	—	1,995
____________________

(1)
As a result of the adoption of ASC 842, as of January 1, 2019, revenue generated from the lease components of lodging arrangements and conventions are no longer considered contract revenue under ASC 606, Revenue from Contracts with Customers. A portion of these balances relate to lease revenues under ASC 842. See Note 10 for further details.

(2)	Real estate leases revenue includes $71 million of variable rental income for the year ended December 31, 2019.

(3)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(4)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.
Adjusted EBITDA - By Segment
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. Included in Adjusted EBITDA is property rent expense of $12 million for the year ended December 31, 2019, related to certain land parcels leased from VICI.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$229	$(46)	$(1,378)	$—	$(1,195)
Net loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Income tax benefit (1)	—	—	(141)	—	(141)
Other (income)/loss (2)	1	(1)	587	—	587
Interest expense	330	572	468	—	1,370
Depreciation and amortization	495	455	71	—	1,021
Impairment of goodwill	—	27	—	—	27
Impairment of tangible and other intangible assets	380	11	50	—	441
Other operating costs (3)	22	22	92	—	136
Stock-based compensation expense	8	10	70	—	88
Other items (4)	3	2	69	—	74
Adjusted EBITDA	$1,468	$1,052	$(115)	$—	$2,405

	Year Ended December 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$392	$(122)	$33	$—	$303
Net income/(loss) attributable to noncontrolling interests	—	2	(1)	—	1
Income tax benefit (1)	—	—	(121)	—	(121)
Loss on extinguishment of debt	—	—	1	—	1
Other income (2)	(3)	(2)	(786)	—	(791)
Interest expense	327	556	463	—	1,346
Depreciation and amortization	582	501	62	—	1,145
Impairment of goodwill	—	17	26	—	43
Impairment of tangible and other intangible assets	—	26	9	—	35
Other operating costs (3)	52	21	82	—	155
Stock-based compensation expense	8	10	61	—	79
Other items (4)	4	5	103	—	112
Adjusted EBITDA	$1,362	$1,014	$(68)	$—	$2,308

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31, 2017
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$484	$(103)	$(749)	$—	$(368)
Net loss attributable to noncontrolling interests	—	(7)	—	—	(7)
Income tax benefit (1)	—	(2)	(1,993)	—	(1,995)
Gain on deconsolidation of subsidiary	—	(31)	—	—	(31)
Restructuring and support expenses	—	177	1,851	—	2,028
Loss on extinguishment of debt	4	13	215	—	232
Other income (2)	(4)	(1)	(90)	—	(95)
Interest expense	65	153	555	—	773
Depreciation and amortization	420	186	20	—	626
Other operating costs (3)	25	3	37	—	65
Stock-based compensation expense	4	3	36	—	43
Other items (4)	9	7	74	—	90
Adjusted EBITDA	$1,007	$398	$(44)	$—	$1,361

____________________

(1)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.

(2)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(3)
Amounts primarily represent costs incurred in connection with development activities and reorganization activities, and/or recoveries associated with such items, including acquisition and integration costs, contract exit fees (including exiting the fully bundled sales system of NV Energy for electric service at our Nevada properties), lease termination costs, regulatory settlements, weather related property closure costs, severance costs, gains and losses on asset sales, demolition costs, and project opening costs.

(4)
Amounts include other add-backs and deductions to arrive at Adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses and transformation expenses, litigation awards and settlements, permit remediation costs, and costs associated with CEOC’s restructuring and related litigation.

Condensed Balance Sheets - By Segment

	As of December 31, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$13,138	$8,509	$6,829	$(3,131)	$25,345
Total liabilities	5,896	5,730	11,519	(11)	23,134

	As of December 31, 2018
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$13,987	$8,565	$6,046	$(2,823)	$25,775
Total liabilities	5,730	5,143	11,267	297	22,437

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21 — Quarterly Results of Operations (Unaudited)

(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Net revenues	$2,115	$2,222	$2,236	$2,169	$8,742
Income/(loss) from operations	240	269	(68)	177	618
Net loss	(218)	(315)	(360)	(305)	(1,198)
Net loss attributable to Caesars	(217)	(315)	(359)	(304)	(1,195)
Basic loss per share	(0.32)	(0.47)	(0.53)	(0.45)	(1.77)
Diluted loss per share	(0.32)	(0.47)	(0.53)	(0.45)	(1.77)

2018
Net revenues	$1,972	$2,119	$2,185	$2,115	$8,391
Income from operations	125	282	232	100	739
Net income/(loss)	(34)	29	111	198	304
Net income/(loss) attributable to Caesars	(34)	29	110	198	303
Basic earnings/(loss) per share	(0.05)	0.04	0.16	0.29	0.44
Diluted earnings/(loss) per share (1)	(0.05)	0.02	0.05	(0.15)	(0.25)

____________________

(1)
The Company identified an error in the computation of Diluted earnings per share (“EPS”) in the financial statements for the year ended December 31, 2018 and the second, third, and fourth quarters within the fiscal year. The Company did not reverse the changes in fair value of the CEC Convertible Notes, net of tax, from Net income/(loss) attributable to Caesars for the purpose of calculation of Diluted EPS. Diluted EPS of $0.04 for the second quarter of 2018 has been corrected to Diluted EPS of $0.02, Diluted EPS of $0.14 for the third quarter of 2018 has been corrected to Diluted EPS of $0.05, Diluted EPS of $0.25 for the fourth quarter of 2018 has been corrected to Diluted loss per share of $0.15, and Diluted EPS of $0.41 for the year ended December 31, 2018 has been corrected to Diluted loss per share of $0.25. See Note 14.

Fourth Quarter of 2019: Impairment of goodwill and other intangible assets was recognized (see Note 7).
Third Quarter of 2019: Related to the sale of Rio, impairment of land and buildings was recognized (see Note 6).
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019. Based on these evaluations, our CEO and CFO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of December 31, 2019, at a reasonable assurance level.

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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2019. Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
There have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Caesars Entertainment Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Caesars Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements.
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
February 25, 2020

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
We incorporate by reference the information appearing under the captions “Proposal 1 - Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters—Code of Ethics,” and “Corporate Governance—Board Composition and Nomination Process” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”); provided that if the Proxy Statement is not filed on or before April 29, 2020, such information will be included in an amendment to this Form 10-K filed on or before such date.

ITEM 11.	Executive Compensation
We incorporate by reference the information appearing under the captions “Executive Compensation Matters” and “Compensation Committee Report” in the Proxy Statement; provided that if the Proxy Statement is not filed on or before April 29, 2020, such information will be included in an amendment to this Form 10-K filed on or before such date.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information appearing under the caption “Security Ownership” in the Proxy Statement; provided that if the Proxy Statement is not filed on or before April 29, 2020, such information will be included in an amendment to this Form 10-K filed on or before such date. The information under Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” of this Form 10-K is also incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information appearing under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Director Independence” in the Proxy Statement; provided that if the Proxy Statement is not filed on or before April 29, 2020, such information will be included in an amendment to this Form 10-K filed on or before such date.

ITEM 14.	Principal Accounting Fees and Services
We incorporate by reference the information appearing under the caption “Audit-Related Matters” in the Proxy Statement; provided that if the Proxy Statement is not filed on or before April 29, 2020, such information will be included in an amendment to this Form 10-K filed on or before such date.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below (see Item 8):
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2019 and 2018.
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017.
Consolidated Statements of Comprehensive Income/(Loss) for the Years Ended December 31, 2019, 2018, and 2017.
Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2019, 2018, and 2017.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017.

2.	Financial statement schedules of the Company as follows:
Schedule I—Condensed Financial Information of Registrant Parent Company Only as of December 31, 2019 and 2018 and for the Years Ended December 31, 2019, 2018, and 2017.
We have omitted schedules other than the ones listed above because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	7/11/2016

2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2017, by and between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	2.1	2/21/2017

2.3	Third Amended Joint Plan of Reorganization, filed with the United States Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318.	—	S-4/A	—	2.6	6/5/2017

2.4	Purchase and Sale Agreement, dated July 11, 2018, by and between Caesars Octavius, LLC and Octavius Propco LLC.	—	8-K	—	2.1	7/12/2018

2.5	Purchase and Sale Agreement, dated July 11, 2018, by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC.	—	8-K	—	2.2	7/12/2018

2.6	Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	__	8-K	__	2.1	6/25/2019

2.7	Amendment No. 1 to Agreement and Plan of Merger.	__	8-K	__	2.1	8/16/2019

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.2	10/6/2017

3.3	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.3	10/6/2017

3.4	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.4	10/6/2017

3.5	Bylaws of Caesars Entertainment Corporation, dated March 28, 2019.	—	10-Q	—	3.1	5/2/2019

3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated July 2, 2019.	__	8-K	__	3.1	7/2/2019

3.7	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated July 2, 2019.	__	8-K	__	3.2	7/2/2019

4.1	Indenture, dated as of October 6, 2017, between Caesars Entertainment Corporation and Delaware Trust Company, as trustee, relating to the 5.00% Convertible Senior Notes due 2024.	—	8-K	—	4.1	10/13/2017

4.2	Indenture, dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	4.1	10/16/2017

4.3	Supplemental Indenture, dated December 22, 2017, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	4.1	12/22/2017

4.4	First Supplemental Indenture, dated November 27, 2019 between Caesars Entertainment Corporation and Delaware Trust Company, as trustee.	—	8-K	—	4.1	11/29/2019

10.1	Credit Agreement, dated as of December 22, 2017, by and among Caesars Resort Collection, LLC, the other borrowers from time to time party thereto, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent.	—	8-K	—	10.1	12/22/2017

10.2	Escrow Agreement, dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc., Deutsche Bank Trust Company Americas, as escrow agent and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	10.1	10/16/2017

10.3	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	—	8-K	—	10.19	10/13/2017

†10.4	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.5	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.6	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.7	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.8	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.9	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.10	Second Amendment to the Amendment and Restatement of the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (fka Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II), effective as of November 5, 2014.	—	10-K	12/31/2014	10.48	3/16/2015

†10.11	Caesars Entertainment Corporation Second Amended and Restated Executive Deferred Compensation Trust Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	—	8-K	—	10.20	10/13/2017

10.12	Lease (CPLV), dated as of October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC, Caesars Entertainment Operating Company, Inc. and CEOC, LLC, relating to the CPLV Facilities.	—	8-K	—	10.1	10/13/2017

10.13	First Amendment, dated December 26, 2018, to Lease (CPLV), dated October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	—	8-K	—	10.1	12/26/2018

10.14	Lease (Non-CPLV), dated as of October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	—	8-K	—	10.2	10/13/2017

**10.15	Fourth Amendment, dated December 26, 2018, to Lease (Non-CPLV), dated October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	—	8-K	—	10.2	12/26/2018

10.16	Lease (Joliet), dated as of October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership, relating to the Joliet Facilities.	—	8-K	—	10.3	10/13/2017

**10.17	First Amendment, dated December 26, 2018, to Lease (Joliet), dated October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	—	8-K	—	10.3	12/26/2018

10.18	Trademark License Agreement, dated as of October 6, 2017, between Caesars License Company, LLC and Desert Palace LLC.	—	8-K	—	10.4	10/13/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.19	Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.	—	8-K	—	10.5	10/13/2017

10.20	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, Caesars Entertainment Operating Company, Inc., CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the CPLV Facilities.	—	8-K	—	10.6	10/13/2017

10.21	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.5	12/26/2018

10.22	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed on Schedule A and Schedule B thereto, Chester Downs and Marina, LLC, Non-CPLV Manager, LLC, Caesars Entertainment Corporation, Philadelphia Propco LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.6	12/26/2018

10.23	Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed therein, Non-CPLV Manager, LLC, Caesars Entertainment Corporation and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Non-CPLV Facilities.	—	8-K	—	10.7	10/13/2017

10.24	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Joliet Facilities.	—	8-K	—	10.8	10/13/2017

10.25	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.7	12/26/2018

10.26	Right of First Refusal Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and VICI Properties L.P.	—	8-K	—	10.9	10/13/2017

10.27	Second Amended and Restated Right of First Refusal Agreement, dated as of December 26, 2018, by and between Caesars Entertainment Corporation and VICI Properties L.P.	—	8-K	—	10.8	12/26/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.28	Tax Matters Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation, CEOC, LLC, VICI Properties Inc., VICI Properties L.P. and CPLV Property Owner LLC.	—	8-K	—	10.10	10/13/2017

10.29
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
		—	8-K	—	10.11	10/13/2017

10.30	Amendment No. 1, dated April 16, 2018, among CEOC, LLC, the lenders named therein and Credit Suisse AG, Cayman Islands Branch, as administrative agent and as collateral agent.	—	8-K	—	10.1	4/16/2018

10.31	Second Amended and Restated Omnibus License and Enterprise Services Agreement, dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc., Caesars Growth Properties Holdings, LLC, Caesars Entertainment Resort Properties LLC, Caesars License Company, LLC, Caesars World LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.12	10/13/2017

10.32	Amendment to Unit Purchase Agreement, dated May 8, 2018, among Caesars Entertainment Corporation and Clairvest GP Manageco, Inc.	—	10-Q	6/30/2018	10.2	8/1/2018

*10.33	Second Amendment to Unit Purchase Agreement, dated July 15, 2018, among Caesars Entertainment Corporation, Clairvest GP Manageco, Inc., Centaur Holdings, LLC, and each of the Persons listed on Schedule 1 of the Unit Purchase Agreement, dated November 16, 2017.	—	10-Q	6/30/2018	10.3	8/1/2018

10.34	Assignment Agreement, dated July 15, 2018, among Caesars Entertainment Corporation, Caesars Resort Collection, LLC, Clairvest GP Manageco, Inc. and Centaur Holdings, LLC.	—	10-Q	6/30/2018	10.4	8/1/2018

†10.35	Contribution Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and Hamlet Holdings LLC.	—	8-K	—	10.13	10/13/2017

*10.36	Unit Purchase Agreement between the Persons Listed on Schedule 1, Clairvest GP Manageco, Inc., Centaur Holdings, LLC, and Caesars Entertainment Corporation, dated as of November 16, 2017.	—	10-K	12/31/2017	10.42	3/8/2018

*10.37	Purchase and Sale Agreement by and between Vegas Development LLC, a Delaware limited liability company and Eastside Convention Center, LLC, a Delaware limited liability company as Buyer, effective date November 29, 2017.	—	10-K	12/31/2017	10.43	3/8/2018

*10.38	Amended and Restated Lease by and among Claudine Propco, LLC, a Delaware limited liability company, and Harrah’s Las Vegas, LLC, a Nevada limited liability company, dated December 22, 2017.	—	10-K	12/31/2017	10.44	3/8/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.39	First Amendment, dated December 26, 2018, to Amended and Restated Lease, dated December 22, 2017, by and between Claudine Propco, LLC and Harrah’s Las Vegas, LLC.	—	8-K	—	10.4	12/26/2018

*10.40	Put-Call Right Agreement dated as of December 22, 2017 by and among Claudine Propco, LLC, a Delaware limited liability company and Vegas Development Land Owner, LLC, a Delaware limited liability company and 3535 LV Newco, LLC, a Delaware limited liability company.	—	10-K	12/31/2017	10.45	3/8/2018

*10.41	Incremental Assumption Agreement No. 1, dated as of December 18, 2017 relating to the Credit Agreement dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc. and CEOC, LLC, as borrower and the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the Lenders and collateral agent for the Secured Parties.	—	10-K	12/31/2017	10.46	3/8/2018

*10.42	First Amendment to Lease (Non-CPLV), dated as of December 22, 2017 by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	—	10-K	12/31/2017	10.47	3/8/2018

*10.43	Purchase and Sale Agreement, by and between, Harrah’s Las Vegas, LLC, as Seller, and Claudine Property Owner, LLC, as Buyer, dated November 29, 2017.	—	10-K	12/31/2017	10.48	3/8/2018

*10.44	Guaranty of Lease dated December 22, 2017, by and between Caesars Resort Collection, LLC and Claudine Propco LLC.	—	10-K	12/31/2017	10.49	3/8/2018

*10.45	Amended and Restated Right of First Refusal Agreement, dated as of December 22, 2017, by and between Caesars Entertainment Corporation and VICI Properties L.P.	—	10-K	12/31/2017	10.50	3/8/2018

10.46	Settlement and Forbearance Agreement, dated as of August 15, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and Frederick Barton Danner.	—	8-K	—	99.1	8/17/2016

*10.47	Purchase and Sale Agreement and Joint Escrow Instructions by and between Rio Properties, LLC and IC 3700 Flamingo Road Venture LLC, dated September 20, 2019.	__	10-Q	9/30/2019	10.1	11/5/2019

*10.48	Form of Lease Agreement between IC 3700 Flamingo Road LLC and Rio Properties, LLC.	__	10-Q	9/30/2019	10.2	11/5/2019

10.49	Guaranty by Caesars Resort Collection, LLC for the benefit of IC 3700 Flamingo Road Venture LLC, dated September 20, 2019.	__	10-Q	9/30/2019	10.3	11/5/2019

†10.50	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.51	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

†10.52	Amendment No.1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

†10.53	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.54	Amendment No. 3 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2016

†10.55	Amendment No. 4 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-Q	6/30/2016	10.3	8/2/2016

†10.56	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.57	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.58	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K	12/31/2012	10.84	3/15/2013

†10.59	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	7/2/2013

†10.60	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	1/9/2015

†10.61	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and Richard Broome, Timothy Donovan, Eric Hession, Thomas Jenkin, Robert Morse, Les Ottolenghi, and Christian Stuart.	—	S-1/A	—	10.75	11/16/2010

†10.62	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and Thomas Benninger, Michelle Bushore, Juliana Chugg, Denise Clark, Keith Cozza, Monica Digilio, John Dionne, Christopher Holdren, James Hunt, Jan Jones Blackhurst, Courtney Mather, James Nelson and Tony Rodio.	—	10-K	—	10.64	3/8/2018

†10.63	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.64	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.65	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K	12/31/2012	10.90	3/15/2013

†10.66	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K	12/31/2012	10.91	3/15/2013

†10.67	Form of Cash Award Agreement under 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/27/2016

†10.68	Form of Restricted Stock Unit Award Agreement (July 2016 Retention Awards) under 2012 Performance Incentive Plan.	—	8-K	—	10.4	7/6/2016

†10.69	Form of Cash Award Agreement (July 2016 Retention Awards) under 2012 Performance Incentive Plan.	—	8-K	—	10.5	7/6/2016

†10.70	Employment Agreement dated February 5, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, and Mark Frissora.	—	10-K	12/31/2014	10.106	3/16/2015

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.71	Amendment No. 1 to Employment Agreement, made as of August 4, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC and Mark Frissora.	—	10-Q	6/30/2015	10.5	8/6/2015

†10.72	Amendment No. 2 to Employment Agreement, made as of February 5, 2015, by and among Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, Caesars Acquisition Company and Mark Frissora.	—	8-K	—	10.1	7/6/2016

†10.73	Third Amendment to the Employment Agreement between Caesars Enterprise Services, LLC and Mark Frissora, dated February 5, 2015 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.2	5/2/2017

†10.74	Separation Agreement, dated November 1, 2018, by and between Caesars Entertainment Corporation and Mark Frissora.	__	10-K	12/31/2018	10.88	2/22/2019

†10.75	Amendment to Separation Agreement, dated December 21, 2018, by and between Caesars Entertainment Corporation and Mark Frissora.	__	10-K	12/31/2018	10.89	2/22/2019

†10.76	Employment Agreement, made as of November 10, 2014, by and between Caesars Enterprise Services, LLC and Eric Hession.	—	8-K	—	10.2	11/12/2014

†10.77	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Eric Hession, dated November 10, 2014 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.3	5/2/2017

†10.78	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Thomas M. Jenkin (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	8-K	—	10.1	1/9/2012

†10.79	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Thomas Jenkin, dated January 3, 2012 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.4	5/2/2017

†10.80	Employment Agreement made as of April 2, 2009 by and between Caesars Entertainment Operating Company, Inc. and Timothy R. Donovan (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K	12/31/2012	10.87	3/15/2013

†10.81	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Timothy R. Donovan, dated April 2, 2009 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.5	5/2/2017

†10.82	Employment Agreement, dated August 8, 2018, between Caesars Enterprise Services, LLC and Robert J. Morse.	—	8-K	—	10.1	8/13/2018

†10.83	Employment Agreement, by and between Caesars Enterprise Services, LLC and Anthony P. Rodio, dated as of April 15, 2019.	__	8-K	__	10.1	4/17/2019

†10.84	Employment Agreement dated January 18, 2016 between Caesars Enterprise Services, LLC and Les Ottolenghi.	__	10-K/A	12/31/2018	10.118	4/26/2019

†10.85	Amendment No. 1 to Employment Agreement dated January 18, 2016 between Caesars Enterprise Services, LLC and Les Ottolenghi, effective as of March 8, 2017.	__	10-K/A	12/31/2018	10.119	4/26/2019

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.86	Separation Agreement and General Release dated November 15, 2019 between Caesars Enterprise Services, LLC and Les Ottolenghi.	X

†10.87	Separation Agreement and Release effective October 18, 2019 between Caesars Enterprise Services, LLC and Janis L. Jones Blackhurst.	X

†10.88	Amendment No. 2 to Employment Agreement, effective as of April 29, 2019, by and between Caesars Enterprises Services, LLC and Eric Hession.	__	10-Q	__	10.4	5/2/2019

†10.89	Separation Agreement, dated November 26, 2018, by and between Caesars Enterprise Services, LLC and Robert J. Morse.	__	10-K	12/31/2018	10.97	2/22/2019

†10.90	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation, dated March 23, 2016.	—	8-K	—	10.2	7/6/2016

†10.91	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Acquisition Company, dated June 29, 2016.	—	8-K	—	10.3	7/6/2016

†10.92	Letter Agreement, dated as of October 6, 2017, between Caesars Enterprise Services, LLC and Timothy R. Donovan.	—	8-K	—	10.17	10/13/2017

†10.93	Amended and Restated Letter Agreement, dated January 29, 2018, between Timothy R. Donovan and Caesars Enterprise Services, LLC.	—	8-K	—	10.1	2/2/2018

†10.94	Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	S-8	—	4.6	10/6/2017

†10.95	Amendment No. 1 to Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	8-K	—	10.1	4/6/2018

†10.96	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	S-8	—	4.7	10/6/2017

†10.97	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation.	—	S-8	—	4.8	10/6/2017

†10.98	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Performance Stock Unit Award Agreement.	—	8-K	—	10.2	4/6/2018

†10.99	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Performance Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation.	—	8-K	—	10.3	4/6/2018

†10.100	Form of Board Member Stock Grant Agreement.	—	8-K	—	10.4	4/6/2018

†10.101	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	—	S-8	—	4.1	12/13/2018

†10.102	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	—	S-8	—	4.2	12/13/2018

†10.103	Form of Cash Award Agreement under the Caesars Entertainment Corporation 2017 Performance Incentive Plan.	__	10-K	12/31/2018	10.111	2/22/2019

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.104	Form of Amendment to Cash Award Agreement under the Caesars Entertainment Corporation 2017 Performance Incentive Plan.	__	10-K	12/31/2018	10.112	2/22/2019

†10.105	Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.1	4/6/2014

†10.106	Form Nonqualified Option Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.2	4/16/2014

†10.107	Form Restricted Stock Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.3	4/16/2014

†10.108	Form Restricted Stock Unit Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.4	4/16/2014

†10.109	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC.	—	****8-K	—	99.1	5/21/2014

†10.110	Voting and Support Agreement, dated as of June 24, 2019, by and between Caesars Entertainment Corporation and Recreational Enterprises, Inc.	__	8-K	__	10.1	6/25/2019

14	Code of Business Conduct and Ethics, February 1, 2018.	X

21	List of Subsidiaries	X

23	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1‡	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__

32.2‡	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	__

99.1	Gaming and Regulatory Overview.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Denotes a management contract or compensatory plan or arrangement.
‡	Furnished herewith.
*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

**
Confidential treatment has been requested with respect to the omitted portions of Exhibits 10.32 and 10.34 pursuant to Rule 24b-2 promulgated under the Exchange Act which portions have been filed separately with the Securities and Exchange Commission.

***	Filed by Caesars Acquisition Company.
****	Filed by Caesars Entertainment Operating Company, Inc.

ITEM 16.	Form 10-K Summary
None.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED BALANCE SHEETS

	As of December 31,
(In millions)	2019	2018
Assets
Current assets
Cash and cash equivalents	$184	$457
Receivables, net	24	21
Prepayments and other current assets	7	5
Intercompany receivables	20	20
Total current assets	235	503
Deferred charges and other assets	114	128
Investment in subsidiary	3,980	4,199
Total assets	$4,329	$4,830

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$—	$1
Accrued expenses and other current liabilities	10	7
Interest payable	14	14
Intercompany payables	21	20
Total current liabilities	45	42
Long-term debt	1,091	1,119
Deferred credits and other liabilities	1,062	419
Total liabilities	2,198	1,580
Total stockholders’ equity	2,131	3,250
Total liabilities and stockholders’ equity	$4,329	$4,830

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
(In millions)	2019	2018	2017
Net revenues	$2	$2	$2
Operating expenses
Corporate expense	40	33	88
Other operating costs	31	10	24
Total operating expenses	71	43	112
Loss from operations	(69)	(41)	(110)
Interest expense	(63)	(55)	(18)
Gain/(loss) on interests in subsidiaries	(457)	(316)	776
Restructuring and support expenses	—	—	(1,842)
Other income/(loss)	(604)	726	85
Income/(loss) from operations before income taxes	(1,193)	314	(1,109)
Income tax benefit/(provision)	(2)	(11)	741
Net income/(loss)	(1,195)	303	(368)
Other comprehensive income/(loss), net of income taxes	—	(30)	6
Comprehensive income/(loss)	$(1,195)	$273	$(362)

See accompanying Notes to Condensed Financial Information.

Schedule I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT PARENT COMPANY ONLY
CAESARS ENTERTAINMENT CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows provided by/(used in) operating activities	$(281)	$(138)	$1,504
Cash flows from investing activities
Payments to acquire investments	—	—	(700)
Proceeds from the sale and maturity of investments	17	—	—
Cash flows provided by/(used in) investing activities	17	—	(700)
Cash flows from financing activities
Debt issuance and extension costs and fees	(28)	—	—
Repayments of long-term debt	—	(2)	—
Taxes paid related to net share settlement of equity awards	(28)	(22)	—
Proceeds from the issuance of common stock	47	6	—
Repurchase of common stock	—	(311)	—
Other financing	—	(2)	—
Cash flows used in financing activities	(9)	(331)	—
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(273)	(469)	804
Cash, cash equivalents, and restricted cash, beginning of period	457	926	122
Cash, cash equivalents, and restricted cash, end of period	$184	$457	$926
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
Certain of the Company’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances pursuant to financing arrangements and regulatory restrictions. The amount of restricted net assets the Company’s consolidated subsidiaries held as of both December 31, 2019 and 2018 was approximately $2.1 billion and $3.2 billion, respectively. Such restrictions are on net assets of Caesars Entertainment Corporation and its subsidiaries. The amount of restricted net assets in the Company’s unconsolidated subsidiaries was not material to the financial statements.

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

CAESARS ENTERTAINMENT CORPORATION

February 25, 2020	By:	/s/ TONY RODIO
Tony Rodio
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS BENNINGER	Director	February 25, 2020
Thomas Benninger

/s/ JAN JONES BLACKHURST	Director	February 25, 2020
Jan Jones Blackhurst

/s/ JULIANA L. CHUGG	Director	February 25, 2020
Juliana L. Chugg

/s/ DENISE M. CLARK	Director	February 25, 2020
Denise M. Clark

/s/ KEITH COZZA	Director	February 25, 2020
Keith Cozza

/s/ JOHN DIONNE	Director	February 25, 2020
John Dionne

/s/ JAMES HUNT	Director	February 25, 2020
James Hunt	Chairman of the Board

/s/ DON KORNSTEIN	Director	February 25, 2020
Don Kornstein

/s/ COURTNEY MATHER	Director	February 25, 2020
Courtney Mather

/s/ JAMES L. NELSON	Director	February 25, 2020
James L. Nelson

/s/ TONY RODIO	Chief Executive Officer and	February 25, 2020
Tony Rodio	Director

/s/ ERIC HESSION	Executive Vice President and	February 25, 2020
Eric Hession	Chief Financial Officer

/s/ KEITH A. CAUSEY	Senior Vice President and	February 25, 2020
Keith A. Causey	Chief Accounting Officer