Form 10-K/A
period 2019-12-31
CAESARS ENTERTAINMENT Corp
filed 2020-04-29
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K/A
(Amendment No. 1)
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.
 001-10410
CAESARS ENTERTAINMENT CORPORATION

Delaware	62-1411755
(State of incorporation)	(I.R.S. Employer Identification No.)
(Exact name of registrant as specified in its charter)
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
 12b-2
of the Act).    Yes
☐
    No ☒
The aggregate market value of common stock held by
non-affiliates
of the registrant as of June 30, 2019, was $6.8 billion.
As of April 15, 2020, the registrant had 683,987,258 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
Amendment No. 1 to Form
10-K/A
This Amendment No. 1 to Form
 10-K/A
 (the “Amendment”) amends the Annual Report on Form
 10-K
 of Caesars Entertainment Corporation (the “Company,” “Caesars,” “we,” “us,” “our”) for the year ended December 31, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2020 (the “Original Report” and, as amended by this Amendment, the “2019 Annual Report”), and is being filed to provide certain information required by Items 10, 11, 12, 13, and 14 of Part III and to update certain of the information included in the list of exhibits included in Item 15 of Part IV and the Exhibit Index of this report.
The information required by Items 10 through 14 of Part III was previously omitted from the Original Report in reliance on General Instruction G(3) to Form
 10-K,
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
In accordance with Rule
 12b-15
 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety.
Pursuant to Rule
12b-15
under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto, and includes certain agreements that are related to named executive officers or that were filed after the Original Report. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as specifically set forth herein, this Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.
Merger Agreement with Eldorado Resorts, Inc.
On June 24, 2019, Eldorado Resorts, Inc., a Nevada corporation (“ERI”), and Caesars entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”), pursuant to which ERI will acquire Caesars. The Merger Agreement provides for a business combination in which a wholly owned subsidiary of ERI will merge with and into Caesars (the “Merger”), with Caesars continuing as the surviving corporation and as a direct wholly owned subsidiary of ERI.

CAESARS ENTERTAINMENT CORPORATION
FORM
10-K/A

PART III
ITEM 10.	Directors, Executive Officers, and Corporate Governance

BOARD OF DIRECTORS
As of the date of this Amendment, our Board of Directors (the “Board”) consists of eleven members: James Hunt, as Chairman, Thomas Benninger, Juliana Chugg, Denise Clark, Keith Cozza, John Dionne, Jan Jones Blackhurst, Don Kornstein, Courtney Mather, James Nelson and Anthony Rodio.
Described below is information concerning the business experience and qualifications of each current director, including their ages as of the date of this Amendment.

NAME	AGE	COMMITTEES
Anthony Rodio	61	None
Thomas Benninger	62	Audit, Strategy & Finance, Transaction
Juliana Chugg	52	Compensation & Management Development, Governance & Corporate Responsibility
Denise Clark	62	Audit, Compensation & Management Development (Chair)
Keith Cozza	41	Governance & Corporate Responsibility, Strategy & Finance, Transaction
John Dionne	56	Audit (Chair)
James Hunt	64	Chairman of the Board
Jan Jones Blackhurst	71	None
Don Kornstein	68	Governance & Corporate Responsibility, Strategy & Finance (Chair), Transaction (Chair)
Courtney Mather	43	Compensation & Management Development, Strategy & Finance, Transaction
James Nelson	70	Audit

Mr. Rodio
serves as our Chief Executive Officer and became a member of our Board in May 2019. Mr. Rodio served as Chief Executive Officer of Affinity Gaming from October 2018 to May 2019 and has over 39 years of experience in the casino industry. Before leading the Affinity team, Mr. Rodio served as Chief Executive Officer, President and a member of the Board of Directors of Tropicana Entertainment Inc. for over seven years, where he was responsible for the operation of eight casino properties in seven different jurisdictions. Mr. Rodio started his gaming career in 1980 as an accounting clerk and transitioned into the management ranks, holding a succession of executive positions in Atlantic City for casino brands, including Trump Marina Hotel Casino from May 1997 to September 1998, Harrah’s Entertainment (predecessor to Caesars) from October 1998 to June 2005, the Atlantic City Hilton Casino Resort from June 2005 to August 2008, and Penn Gaming from October 2008 to June 2011. He has also served on the Boards of Directors of professional and charitable organizations, including Atlantic City Alliance, United Way of Atlantic County, the Casino Associations of New Jersey and Indiana, AtlantiCare Charitable Foundation and the Lloyd D. Levenson Institute of Gaming Hospitality & Tourism. Mr. Rodio brings to the Board deep knowledge of and experience in the gaming industry, operational expertise, and a demonstrated ability to effectively design and implement company strategy.
Mr. Benninger
became a member of our Board in October 2017. Mr. Benninger founded and has been a Managing General Partner of Global Leveraged Capital, LLC, a private investment advisory firm, since 2006. Mr. Benninger has served on the Boards of Directors of Revel AC, Inc., Squaw Valley Ski Corporation, and Affinity Gaming, LLC, and was the Chairman of the Board of Managers of Tropicana Entertainment, LLC. He currently serves as the Chairman of the Boards of Directors of Video King Acquisition Corp. and Truckee Gaming, LLC. He was a Certified Public Accountant in California. Mr. Benninger currently serves as a member of Caesars’ Audit Committee, the Transaction Committee and the Strategy and Finance Committee. He is deemed a “financial expert” for purposes of serving on the audit committees of publicly-held companies. Mr. Benninger brings to the Board his experience in the gaming industry, extensive management experience, financial expertise, and experience serving on several boards of directors.
Ms. Chugg
became a member of our Board in December 2018. Ms. Chugg served as the Chief Brand Officer of Mattel Inc., a world-wide leader in the design, manufacture and marketing of toys and family products, from 2015 until 2018.
She served as a Senior Vice President and divisional President of General Mills, Inc., a company engaged in the global production and distribution of food products, and Divisional President from 2004 until 2014, and previously held a progression of leadership roles with General Mills, Inc. and Pillsbury since 1996. Since 2009, Ms. Chugg has served on the Board of Directors of VF Corporation, a worldwide apparel and footwear company, where she is a member of the executive, nominating and governance, and talent and compensation committees. Since 2019, she has served on the Board of Directors of Kontoor Brands, Inc., a global lifestyle apparel company, where she is the Chair of the nominating and governance committee and a member of the compensation committee. Ms. Chugg is a member of our Governance and Corporate Responsibility Committee and Compensation and Management Development Committee. Ms. Chugg brings to the Board her extensive experience in operations and branding from her roles leading major functions and divisions of large publicly traded multi-brand consumer products companies.
Ms. Clark
became a member of our Board in October 2018. Ms. Clark served as Senior Vice President and Chief Information Officer for The Estée Lauder Companies Inc., a manufacturer and marketer of beauty products, from November 2012 until her retirement in March 2017. Prior to that role, Ms. Clark served as Senior Vice President and Chief Information Officer for Hasbro Inc., a multinational conglomerate with toy, board game and media assets, from October 2007 to November 2012. Ms. Clark also served at Mattel, Inc., a multinational toy manufacturing and entertainment company, where she was Chief Technology Officer between January 2000 and February 2007. Ms. Clark’s previous experience includes two other consumer goods companies, Warner Music Group, formerly a division of Time Warner Inc., and Apple Inc., and 13 years in the United States Navy where she retired with the rank of Lieutenant Commander. Ms. Clark has over 20 years of experience in the delivery of enterprise resource planning, digital platforms, and innovative business transformations. Ms. Clark serves on the Board of Directors of United Natural Foods, Inc., where she is a member of the audit committee and is the Chair of the nominating and governance committee. Ms. Clark currently serves as the Chair of our Compensation and Management Development Committee and a member of our Audit Committee. Ms. Clark brings to the Board her over 20 years of experience in information technology, executive experience and other leadership roles, which enable her to provide insights into enterprise resource planning, digital platforms, and innovative business strategies.
Mr. Cozza
became a member of our Board in March 2019. He is the President and Chief Executive Officer of Icahn Enterprises L.P. (“Icahn Enterprises”), a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, food packaging, metals, real estate and home fashion, and has held that position since February 2014. In addition, Mr. Cozza has served as Chief Operating Officer of Icahn Capital LP, the subsidiary of Icahn Enterprises through which Carl C. Icahn manages investment funds, and as an Executive Vice President of Icahn Enterprises. Mr. Cozza is also the Chief Financial Officer of Icahn Associates Holding LLC, and has held that position since 2006. Mr. Cozza currently serves as Chairman of the Board of Directors of Xerox Corporation and a director of Icahn Enterprises. He has previously served on the boards of Tropicana Entertainment, Inc., Herbalife Nutrition Ltd., Tenneco Inc., Federal-Mogul Holdings LLC, formerly known as Federal-Mogul Holdings Corporation, American Railcar Leasing LLC, CVR Refining L.P. and MGM Holdings, Inc. Mr. Cozza is a member of our Governance and Corporate Responsibility Committee, Transaction Committee and our Strategy and Finance Committee. Mr. Cozza brings to the Board expertise gained from his extensive corporate, finance, accounting and investment experience and significant experience in leadership roles as a director on various public company boards of directors.
Mr. Dionne
became a member of our Board in October 2017. Mr. Dionne has been a Senior Advisor of the Blackstone Group L.P., an investment firm, since July 2013 and a Senior Lecturer in the Finance Unit of the Harvard Business School since January 2014. Until he retired from his position as a Senior Managing Director at Blackstone in June 2013, Mr. Dionne was Global Head of Blackstone’s Private Equity Business Development and Investor Relations Groups and served as a member of Blackstone’s Private Equity Global Investment and Valuation Committees. Mr. Dionne originally joined Blackstone in 2004 as the Founder and Chief Investment Officer of the Blackstone Distressed Securities Fund. Before joining Blackstone, Mr. Dionne was for several years a Partner and Portfolio Manager for Bennett Restructuring Funds, specializing in financially troubled companies, during which time he also served on several official and ad hoc creditor committees. He is a Chartered Financial Analyst and Certified Public Accountant (inactive). Mr. Dionne currently serves as a member of the Boards of Directors of Cengage Learning Holdings II, Inc., Clear Channel Outdoor Holdings, Inc. and Pelmorex Media, Inc. He previously served as a member of the Boards of Directors of Momentive Performance Materials, Inc. and several other companies and not-for-profit
organizations. Mr. Dionne currently serves as the Chairman of Caesars’ Audit Committee. He is deemed a “financial expert” for purposes of serving on the audit committees of publicly-held companies. Mr. Dionne brings to the Board his significant financial experience.

Mr. Hunt
became a member of our Board in October 2017 and serves as our Chairman of the Board. He served The Walt Disney Company, a diversified multinational mass media and entertainment conglomerate, in executive financial roles in the Parks and Resorts segment between 1992 and 2012. Mr. Hunt served as Chief Financial Officer and Executive Vice President of Walt Disney Parks and Resorts Worldwide from 2003 to 2012. Prior to joining Disney, he was a Partner of Ernst & Young, a multinational professional services firm. He currently serves on the Boards of Directors of Brown & Brown, Inc., where he serves as the Chairman of the Audit Committee and as a member of the Acquisition Committee, The St. Joe Company, where he serves as the Chairman of the Audit Committee and is a member of the Compensation Committee, Penn Mutual Life Insurance Co., and the Nemours Foundation. Mr. Hunt is a Certified Public Accountant with an active license in the state of Florida. Mr. Hunt was elected as Chairman of the Board because of his executive leadership experience in the leisure and entertainment industry, his extensive directorship experience, and his accounting and financial expertise.
Ms. Jones Blackhurst
became a member of our Board in October 2019. Ms. Jones Blackhurst previously served as our Executive Vice President, Public Policy and Corporate Responsibility from May 2017 through September 2019. Ms. Jones Blackhurst also served as our Executive Vice President of Communications and Government Relations from November 2011 until May 2017 and as our Senior Vice President of Communications and Government Relations from November 1999 to November 2011. Ms. Jones Blackhurst has over 20 years of experience in the gaming industry and has played a key role in innovating responsible gaming programs that are now used throughout the industry. Ms. Jones Blackhurst serves as the Chairwoman of the Public Education Foundation and as Chief Executive-In-Residence of the UNLV International Gaming Institute. Prior to joining Caesars, Ms. Jones Blackhurst served two terms as Mayor of Las Vegas, from 1991 until 1999. Ms. Blackhurst brings to the Board significant gaming industry and government relations experience.
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
Director on the Board of Gala Coral Group, Ltd., a diversified gaming company based in the United Kingdom, from June 2010 until its merger with Ladbrokes PLC in November 2016. He has served as Chairman of the Board of Directors of Affinity Gaming, Inc., a casino gaming company, from March 2010 until January 2014, and Chief Restructuring Officer and Chairman of the Board of Directors of Bally Total Fitness Corporation. Mr. Kornstein has also served as a member of the Boards of Directors of Circuit City Stores, Inc., Cash Systems, Inc., Shuffle Master, Inc. and Varsity Brands, Inc. Mr. Kornstein served as Chief Executive Officer, President and Director of Jackpot Enterprises, Inc., which was a NYSE-listed gaming company until its sale, and was an investment banker and Senior Managing Director of Bear, Stearns & Co. Inc. He currently serves as the Chair of our Transaction Committee, Chair of our Strategy and Finance Committee and as a member of our Governance and Corporate Responsibility Committee. Mr. Kornstein brings to the Board his experience in the gaming and entertainment industry, experience as a chairman, president and chief executive officer, financial expertise, and experience serving on several boards of directors.
Mr. Mather, CAIA, CFA, FRM
became a member of our Board in March 2019. Mr. Mather served as Portfolio Manager of Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds, from December 2016 to February 2020, and was previously Managing Director of Icahn Capital LP from April 2014 to November 2016. Mr. Mather is responsible for identifying, analyzing, and monitoring investment opportunities and portfolio companies for Icahn Capital LP. Prior to joining Icahn Capital LP, Mr. Mather was at Goldman Sachs & Co. from 1998 to 2012, most recently as Managing Director responsible for Private Distressed Trading and Investing, where he focused on identifying and analyzing investment opportunities for both Goldman Sachs and clients. Mr. Mather has served as a director of: Cheniere Energy Inc., an international energy company engaged in the production and marketing of liquefied natural gas, since May 2018; Newell Brands Inc., a manufacturer and distributor of a broad range of consumer products, since March 2018; Conduent Incorporated, a provider of business process outsourcing services, since December 2016, and as Chairman as of July 2019; and TER Holdings I, Inc., formerly known as Trump Entertainment Resorts, Inc., a company engaged in real estate holdings, since February 2016. Mr. Mather was previously a director of: Herc Holdings Inc. from June 2016 to August 2019; Ferrous Resources Limited from June 2015 to July 2019; Freeport-McMoRan Inc. from October 2015 to March 2019; Federal-Mogul Holdings Corporation from May 2015 to January 2017; Viskase Companies, Inc. from June 2015 to March 2016; American Railcar Industries, Inc. from July 2014 to March 2016;

CVR Refining, L.P. from May 2014 to March 2016; and CVR Energy, Inc. from May 2014 to March 2016. TER Holdings I, Inc., Ferrous Resources Limited, Federal-Mogul Holdings Corporation, American Railcar Industries, Inc., CVR Refining, L.P., CVR Energy, Inc., and Viskase Companies, Inc. are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling
interest in each of Caesars Entertainment, Cheniere Energy, Newell Brands, Conduent Incorporated, Herc Holdings Inc., and Freeport-McMoRan Inc. through the ownership of securities. He holds the Chartered Alternative Investment Analyst (CAIA), Chartered Financial Analyst (CFA), and Certified Financial Risk Manager (FRM) professional designations. He is currently a member of our Compensation Committee, our Strategy and Finance Committee, and Transaction Committee. Mr. Mather brings to the Board his significant business and financial experience and experience providing strategic advice and guidance to companies through his service as a director on various public company boards of directors.
Mr. Nelson
became a member of our Board in March 2019. He is the Chief Executive Officer of Global Net Lease, Inc., a publicly-traded real estate investment trust. Mr. Nelson previously served as Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company, from 1986 until 2009 and as Chief Executive Officer and
Co-Chairman
of Orbitex Management, an investment company in the mutual fund sector, from 1995 until 1999. Mr. Nelson currently serves on the boards of Global Net Lease and Herbalife Nutrition Ltd. He has served as a director on the Herbalife Nutrition Ltd. Board of Directors since 2014 and, as of July 2019, was elected as Lead Director. He has previously served on the boards of New York REIT, Inc., Viskase Companies, Inc., American Entertainment Properties Corporation, Tropicana Entertainment, Inc., Icahn Enterprises, L.P., Orbitex Financial Services Group, Pacific Energy Resources Ltd., Cequel Communications, Take Two Interactive Software, Inc., Voltari Corporation, and Shuffle Master, Inc. He currently serves as a member of our Audit Committee. Mr. Nelson brings to the Board his significant experience and leadership roles serving as chief executive officer, director and chairman of the audit committee of various companies.
Director Nomination Agreement
On March 1, 2019, the Company entered into a definitive Director Appointment and Nomination Agreement (as amended on March 28, 2019, the “Director Nomination Agreement”) with Carl C. Icahn, Keith Cozza, Courtney Mather, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Enterprises G.P. Inc., Icahn Enterprises Holdings L.P., IPH GP LLC, Icahn Capital LP, Icahn Onshore LP, Icahn Offshore LP and Beckton Corp. (collectively, the “Icahn Group”). Each of James Nelson (“Mr. Nelson”), Courtney Mather and Keith Cozza (Messrs. Mather and Cozza, collectively, the “Icahn Designees” and each an “Icahn Designee”) were appointed to the Board pursuant to the Director Nomination Agreement, and the Icahn Designees were elected to the Board at our 2019 annual meeting of stockholders. A summary of the terms of the Director Nomination Agreement is set forth in Item 13, “Certain Relationships and Related Transactions, and Director Independence-Certain Relationships and Related Party Transactions-Related Party Transactions Involving the Icahn Group.”
Anthony Rodio Employment Agreement
Our Chief Executive Officer, Anthony Rodio, has been a member of our Board since May 6, 2019, pursuant to his employment agreement and his position as our Chief Executive Officer. See Item 11, “Executive Compensation-Summary Compensation Table-Discussion of the Summary Compensation Table-Chief Executive Officer” for more information.
Mark Frissora Employment Agreement
Prior to his resignation from the Company, our former Chief Executive Officer and President, Mark Frissora, had been a member of the Board from July 2015 until April 30, 2019, pursuant to his employment agreement and his position as our Chief Executive Officer. See Item 11, “Executive Compensation-Summary Compensation Table-Discussion of the Summary Compensation Table-Chief Executive Officer” for more information.

EXECUTIVE OFFICERS
Executive officers are elected annually, serve at the discretion of our Board and hold office until their successors are duly elected and qualified or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers. Each of our executive officers, other than Mr. Rodio, and their ages as of the date of this Amendment are:

NAME	AGE	POSITION
Richard D. Broome	61	Executive Vice President, Communications and Government Relations
Michelle Bushore	52	Executive Vice President, General Counsel, Chief Legal & Risk Officer, and Corporate Secretary
Monica Digilio	57	Executive Vice President and Chief Human Resources Officer
Eric Hession	45	Executive Vice President and Chief Financial Officer
Christopher Holdren	50	Executive Vice President and Chief Marketing Officer
Thomas Jenkin	65	Global President of Destination Markets
Christian Stuart	41	Executive Vice President, Gaming and Interactive Entertainment

Mr. Broome
became our Executive Vice President, Communications and Government Relations in September 2017. Prior to his current role, he served as Executive Vice President of Public Affairs and Communications from January 2016 to August 2017. Prior to joining Caesars, Mr. Broome served as the Executive Vice President, Corporate Affairs and Communications of Hertz Holdings and Hertz, a global car rental company, from March 2013 through July 2015. Previously, Mr. Broome served as Senior Vice President, Corporate Affairs and Communications of Hertz Holdings and Hertz from March 2008 to March 2013, and as Vice President, Corporate Affairs and Communications from August 2000 to March 2008.
Ms. Bushore
became our Executive Vice President, General Counsel, Chief Legal & Risk Officer in June 2019. Prior to her current role, she was our Senior Vice President, Chief Governance & Transactional Officer, Corporate Secretary and Deputy General Counsel beginning in October 2018. Prior to joining Caesars, she held various roles at Monsanto Company, a global provider of agricultural products for farmers, from November 2013 to September 2018, most recently serving as Deputy General Counsel and Corporate Secretary and Chief Legal Officer of The Climate Corporation. Earlier, she was in private practice as Counsel at the Silicon Valley office of Latham & Watkins LLP.
Ms. Digilio
became our Executive Vice President and Chief Human Resources Officer in September 2018. Prior to joining Caesars, she spent six years as the Executive Vice President, Chief Human Resources Officer for Montage International, an operator of luxury hotels and resorts. Ms. Digilio also spent 12 years as the Executive Vice President of Global Human Resources for Kerzner International, developer and operator of the Atlantis and One&Only destination and luxury resorts brands. Ms. Digilio also spent 10 years in leadership positions with ITT Sheraton Corporation. Ms. Digilio is an Advisory Board Member for Cornell University’s Leland C. and Mary M. Pillsbury Institute for Hospitality Entrepreneurship.
Mr. Hession
became our Executive Vice President and Chief Financial Officer in January 2015. Prior to his current role, he was our Senior Vice President and Treasurer beginning in November 2011. Mr. Hession joined Caesars in December of 2002 and held many roles in both operations and corporate finance over his tenure with Caesars. Prior to his employment with Caesars, Mr. Hession spent five years with Merck and Company, a global pharmaceutical company, working in Pennsylvania and North Carolina and at its New Jersey corporate headquarters.
Mr. Holdren
became our Executive Vice President and Chief Marketing Officer in November 2017. Prior to joining Caesars, Mr. Holdren served as Chief Marketing Officer of Handy, a high-growth technology startup. Prior to Handy, Mr. Holdren served as Senior Vice President of Digital, Loyalty & Partnerships at Starwood Hotels & Resorts Worldwide Inc., a global hotel and resort company. Overall, Mr. Holdren spent more than 15 years at Starwood, where he oversaw the award-winning Starwood Preferred Guest program. He previously held marketing roles at The Walt Disney Company and Saban Entertainment.
Mr. Jenkin
became our Global President of Destination Markets in May 2013. Prior to his current role, he served as our President of Operations from November 2011 through May 2013. He served as Western Division President from January 2004 through November 2011. He served as our Senior Vice President Southern Nevada from November 2002 to December 2003 and Senior Vice President and General
Manager-Rio
from July 2001 to November 2002. Mr. Jenkin began his career with Caesars in 1975.

Mr. Stuart
became our Executive Vice President, Gaming and Interactive Entertainment in March 2017. Prior to his current role, he served as Senior Vice President and the Chief of Staff to the former Chief Executive Officer from June 2015 through March 2017. He served in various marketing, operations and finance roles since 2005, including as Regional Chief Marketing Officer overseeing Caesars’ resorts in Las Vegas, General Manager of the Cromwell, Flamingo and LINQ Resorts, Regional Vice President of Finance, Gulf Coast Region, and various finance and operations leadership positions at Caesars’ U.K. headquarters in London.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, executive officers and greater than 10% stockholders to file initial reports of ownership and reports of changes in ownership of any of our securities with the SEC and us. To our knowledge, based solely on a review of copies of such reports received with respect to the 2019 fiscal year and the written representations received from certain reporting persons that no other reports were required, we believe that during the past fiscal year, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% stockholders were met, except that a timely report was not filed to report the acquisition of performance stock unit awards on January 31, 2019 following certification of the attainment of the underlying goals with respect to the following officers and former officers: Richard Broome, Keith Causey, Timothy Donovan, Eric Hession, Mark Frissora, Christopher Holdren, Thomas Jenkin, Jan Jones Blackhurst, Les Ottolenghi, Marco Roca, and Christian Stuart.
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
Our Audit Committee consists of Messrs. Benninger, Dionne (as Chair), and Nelson, and Ms. Clark. All members of the Audit Committee are independent, as independence is defined in Rule
10A-3
of the Exchange Act and under the NASDAQ listing standards. Our Board has determined that Messrs. Dionne and Benninger each qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation
S-K.
ITEM 11.	Executive Compensation

COMPENSATION RISK ASSESSMENT
We have a fully independent compensation committee of our Board of Directors, the Compensation & Management Development Committee, which is also referred to in this proxy statement as the “Compensation Committee.”
On an annual basis, our management reviews our compensation policies and practices to determine whether there are any risks arising from our compensation policies and practices for employees, including non-executive
officers, that are reasonably likely to have a material adverse effect on the Company and presents its findings to the Compensation Committee. Based on this assessment and review for 2019, the Compensation Committee has determined that our compensation policies and practices do not present risks that are reasonably likely to have a material adverse effect on the Company. In evaluating our compensation policies and practices, we considered the following elements of our compensation programs from the perspective of enterprise risk management and the terms of the Company’s compensation policies generally.

The Company’s executive compensation practices are intended to compensate executives primarily on performance, with a large portion of potential compensation at risk. The Compensation Committee sets senior executive compensation with three driving principles in mind: (1) delivering financial results to stockholders, (2) rewarding and motivating top executives in a manner that is aligned with stockholders’ interests while enhancing our ability to retain top executive talent and (3) incentivizing high performance and promoting accountability so that our customers receive a great experience when visiting our properties. In addition, the Compensation Committee has the authority to claw back any bonuses or other awards paid pursuant to our incentive plans generally, including the Caesars Entertainment Corporation 2012 Performance Incentive Plan (the “2012 PIP”) and the Caesars Entertainment Corporation 2017 Performance Incentive Plan (the “2017 PIP”), each as further described below, in the event of a termination for cause or material noncompliance resulting in financial restatement by a plan participant. The Company is also subject to many restrictions due to gaming, compliance and other regulations that mitigate the risk that employees will take actions that would put our business at risk and that the compensation programs incentivize them to do so. As a result, the Compensation Committee does not believe that the Company’s compensation policies and practices provide incentives to take inappropriate business risks.
COMPENSATION DISCUSSION AND ANALYSIS
Our executive compensation philosophy provides the foundation upon which all of our compensation programs are built. Our executive compensation philosophy, and our compensation policies, plans and programs, are under the supervision of the Compensation Committee. For a description of the composition, authority and responsibilities of the Compensation Committee, see “-Compensation Process-Compensation Committee” below.
Executive Summary
Our 2019 Named Executive Officers
The following employees represented our named executive officers for 2019.

Anthony Rodio (1)	Chief Executive Officer
Mark Frissora (2)	Former President and Chief Executive Officer
Eric Hession	Executive Vice President and Chief Financial Officer
Thomas Jenkin	Global President of Destination Markets
Christopher Holdren	Executive Vice President and Chief Marketing Officer
Monica Digilio	Executive Vice President and Chief Human Resources Officer
Timothy Donovan (3)	Former Executive Vice President, General Counsel, and Chief Legal, Risk and Security Officer
Les Ottolenghi (4)	Former Executive Vice President and Chief Information Officer

(1)	Mr. Rodio joined the Company effective on May 6, 2019, as discussed in greater detail in “-Discussion of the Summary Compensation Table.”

(2)
The Company and Mr. Frissora entered into a separation agreement, dated November 1, 2018 and amended on December 21, 2018, as discussed in greater detail in “-Discussion of the Summary Compensation Table,” pursuant to which Mr. Frissora’s employment terminated as of April 30, 2019.

(3)
Mr. Donovan’s employment terminated as of June 6, 2019, as discussed in greater detail in “-Discussion of the Summary Compensation Table.” In connection with his resignation, Mr. Donovan provided a general release of claims against the Company and we entered into a consulting agreement with him.

(4)
The Company and Mr. Ottolenghi entered into a separation agreement, dated November 15, 2019, as discussed in greater detail in “-Discussion of the Summary Compensation Table,” pursuant to which Mr. Ottolenghi’s employment terminated effective November 15, 2019.

2019
Say-on-Pay
Vote and Significant 2019 Events
At our 2019 annual meeting, approximately 76% of votes cast were voted in favor of our pay programs. In response to investor outreach during 2018 through 2019, we made the following changes to our executive compensation program:
•	Introduced free cash flow as a financial performance metric of our 2019 Bonus Plan to supplement Adjusted EBITDA and customer satisfaction score in rewarding named executive officers for a combination of not only profitability and customer experience, but also cash flow management.

•	Included Adjusted EBITDA as a performance metric in the 2018 performance stock units and Adjusted EBITDAR in the 2019 performance stock units as well as introduced performance stock units based on relative stockholder return (“rTSR”) in 2019, with payouts to be determined based on our three-year total shareholder return in relation to that of the S&P 500 index, to further align named executive officers’ long-term compensation with shareholder interests.

•	Made 50% of our named executive officers’ equity grants performance based, substantially increasing the proportion of total compensation that is at risk.

•	Our new Chief Executive Officer is compensated at a significantly lower rate than his predecessor.

The following summarizes key actions that we took in 2019, which are described in more detail below.

1	We added rTSR as a metric to our long-term incentive (“LTI”) program, to further enhance alignment with stockholder interests	3	We introduced a new deferred compensation plan, the Executive Supplemental Savings Plan III, as a means for named executive officers to defer receipt and taxation of a portion of current compensation

2	We granted cash retention bonuses to key executives to minimize disruption and encourage the continued availability of top talent through the completion of pending merger activity

Key Executive Compensation Decisions for 2019
The following summarizes the key executive compensation decisions that were made or became effective in 2019:
•	In August 2018, the Compensation Committee approved increases in base salaries for Messrs. Hession, Jenkin, Holdren, and Ottolenghi, effective January 1, 2019, which ranged from 2.5% to 10.8%.

•	In December 2018, the Compensation Committee determined that free cash flow should supplement Adjusted EBITDA and customer satisfaction score for the 2019 Bonus Plan, to reward the named executive officers for a combination of profitability, customer experience and cash flow management.

•	In January 2019, the Compensation Committee approved vesting of the first-year tranche of 2018 Performance Share Units (“PSUs”) at 95% of target, given that the 2018 Adjusted EBITDA result was at 99.5% of the target goal.

•	In January 2019, the Compensation Committee approved the vesting of 150,000 non-qualified
performance-based stock options that had been granted to Mr. Frissora in February 2015, for which performance criteria as outlined in the award agreement had been achieved.

•	In March 2019, the Compensation Committee approved an annual LTI grant to our named executive officers that placed 50% weighting on PSUs tied to Adjusted EBITDAR performance goals and rTSR and 50% weighting on time-vesting Restricted Stock Units (“RSUs”).

•	In January 2020, annual cash bonuses were determined at 95% of target based on 2019 results for the performance criteria, including Adjusted EBITDA, free cash flow, overall customer service and enterprise Net Promoter Score with an additional 5% adjustment to reflect employees’ efforts with respect to and to continue to incentivize employees to close the Merger with ERI.

The mix of the key elements of compensation awarded to our named executive officers in 2019 is as follows (excluding compensation of the type that would fall under “All Other Compensation” in our Summary Compensation Table):

	EARNED BASE SALARY ($)	ANNUAL CASH BONUS AWARD (AT TARGET) ($)	PERFORMANCE- BASED STOCK UNIT AWARD (ADJUSTED EBITDAR) (2019-2021) (AT TARGET) ($)	PERFORMANCE- BASED STOCK UNIT AWARD (rTSR) (2019-2021) (AT TARGET) ($)	FAIR VALUE OF TIME-VESTED RESTRICTED STOCK UNITS GRANTED ($)
Mr. Rodio	946,154	1,972,602	—	—	—
Mr. Frissora	715,385	1,430,769 (1)	1,750,004	1,750,000	3,500,000
Mr. Hession	812,596	812,596	407,506	407,507	815,003
Mr. Jenkin	1,291,317	968,488	484,607	484,613	969,205
Mr. Holdren	691,365	518,524	302,699	302,703	605,397
Ms. Digilio	590,000	442,500	225,005	225,003	450,002
Mr. Donovan	392,308	294,231 (2)	325,005	325,008	650,001
Mr. Ottolenghi	561,179	420,885 (2)	271,308	271,305	542,616

(1)
Per Mr. Frissora’s separation agreement entered into in connection with his resignation, Mr. Frissora’s 2019 annual cash bonus award was prorated based on his actual base earnings in 2019 while Mr. Frissora was employed by the Company.

(2)	Target award values for Messrs. Donovan and Ottolenghi have also been prorated based on their actual base salary earnings in 2019 for the time that each executive was employed by the Company.

Our Compensation Philosophy
The Compensation Committee sets senior executive compensation with three driving principles in mind: (1) delivering financial results to stockholders, (2) rewarding and motivating top executives in a manner that is aligned with stockholders’ interests while enhancing our ability to retain top executive talent and (3) incentivizing high performance and promoting accountability so that our customers receive a great experience when visiting our properties. The Compensation Committee monitors market trends and as we move further from our restructuring and being a controlled company, we anticipate that we will continue to modify elements of our compensation program to reflect the best practices of our industry and peers.
In accordance with these principles, we have implemented the following designs and policies that support our commitment to paying for performance and maintaining good governance practices:
•	aligning our incentive compensation strategy with business objectives, including enhancing stockholder value and customer satisfaction;

•	supporting a culture of strong performance and accountability by rewarding employees for results;

•	attracting, retaining and motivating talented and experienced executives; and

•	fostering a shared commitment among our senior executives by aligning company and individual goals.

Based on the guiding principles of our compensation philosophy, our executive compensation programs provide competitive levels of compensation that come in many forms, including: salaries, annual cash incentive bonuses and LTI and equity-ownership opportunities in the form of both performance and time-vested awards. We also offer other benefits typically offered to executives of large public companies, including defined contribution retirement plans (including non-qualified
deferred compensation plans), limited perquisites, health and welfare benefits and, in many cases, employment agreements.
We work to refine our executive compensation programs and practices in response to the feedback of our stockholders and to be consistent with market trends and demands. We believe that we have made significant progress in this regard after our restructuring and plan to continue to do so going forward.

Implementing the Philosophy

WHAT WE DO

✓

Pay for Performance:
We align our pay to performance, with
at-risk
incentive-based compensation representing approximately 75% of the target compensation awarded to our named executive officers as a group for 2019.

✓

Challenging Threshold Performance Goals and Limits on Payouts:
We establish challenging, threshold-performance goals for payment of incentive compensation and we limit annual cash incentive award payments and maximum performance unit award settlements to 200% of the target award.

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

WHAT WE DON’T DO

Ñ

No Guaranteed Bonuses:
We do not provide guaranteed bonuses for our officers.

Ñ

No Automatic Salary Increases or Incentive Grants:
We do not provide automatic or minimum salary increases for our officers or employees, generally, and we do not provide any automatic, guaranteed equity grants.

Ñ

No Excise Tax Gross-ups:
We do not provide excise tax
gross-ups
for any officer (other than related to relocation benefits).

Ñ

No Single-Trigger Change in Control Severance:
Neither our compensation programs nor our employment agreements generally provide for single-trigger change in control severance or accelerated vesting provisions.

Ñ

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
Our Compensation Committee currently consists of Ms. Clark, as Chair, Ms. Chugg, and Mr. Mather. Former director Chris Williams was a member of the Compensation Committee through the date of his resignation on March 1, 2019; former director David Sambur was a member of the Compensation Committee through the date of his resignation on April 4, 2019; and former director Richard Schifter was a member of the Compensation Committee through the date of his resignation on September 5, 2019. The qualifications of the Compensation Committee members stem from their roles as corporate leaders, private investors and board members of several large corporations. Their knowledge, intelligence and experience in company operations, financial analytics, business operations and understanding of human capital management enable the members to carry out the objectives of the Compensation Committee.
In fulfilling its responsibilities, the Compensation Committee may delegate any or all of its responsibilities to a subcommittee of the Compensation Committee or to specified Caesars executives, except that it may not delegate its responsibilities for any matters where it has determined such compensation is intended to comply with the exemptions under Section 16(b) of the Exchange Act.
2019 Compensation Committee Activities
In 2019, the Compensation Committee performed various tasks as described in its charter and in accordance with its assigned duties and responsibilities, including:
•
Chief Executive Officer Compensation:
Reviewed and approved corporate goals and objectives relating to the compensation of our new Chief Executive Officer, evaluated the performance of the Chief Executive Officer in light of these goals and objectives and relative to peer group, and evaluated and awarded the annual bonus of the Chief Executive Officer based on such evaluation.
•
Other Senior Executive Officer Compensation:
Set base compensation and annual bonus compensation and awarded equity compensation for all senior executives, which included an analysis relative to our competition peer group.
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
•	Equity Compensation Plans: Approved awards of equity (including making grants of performance-based restricted stock units).
Compensation Committee Consultant Relationships
The Compensation Committee has the authority to engage services of independent legal counsel, consultants and subject matter experts to analyze, review, recommend and approve actions with regard to compensation of members of our Board, executive officer compensation, and general compensation and plan provisions. We provide for appropriate funding for any such services commissioned by the Compensation Committee. These consultants are used by the Compensation Committee for purposes of executive compensation review, analysis and recommendations. The Compensation Committee has engaged and expects to continue to engage external consultants for the purpose of determining Chief Executive Officer and other senior executive compensation. See “-Role of Outside Consultants in Establishing Compensation” below.
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

In 2019, the Compensation Committee communicated directly with our Chief Executive Officer, our human resources executives and with compensation consultants in order to obtain external market data, industry data, internal pay information, individual and Company performance results, and updates on regulatory issues. The Compensation Committee also delegated specific tasks to our human resources executives to facilitate the decision-making process and to assist in finalizing meeting agendas, documentation and compensation data for Compensation Committee review and approval.
Our Chief Executive Officer annually reviews the performance of our senior executives and, based on these reviews, makes compensation recommendations to the Compensation Committee for all senior executives other than himself. The Compensation Committee, however, makes the final decisions regarding material compensation to senior executives, including base pay, incentive pay and equity awards.
Role of Outside Consultants in Establishing Compensation
Our Compensation Committee regularly engages outside consultants to provide advice related to our compensation policies. We have standing consulting relationships with several global consulting firms specializing in executive compensation, human capital management and board of directors pay practices. During 2019, the services performed by consultants that resulted in information provided to the Compensation Committee are set forth below:
•	Willis Towers Watson served as the Compensation Committee’s advisor in 2019 and provided advice and market-practice information on a variety of topics, including executive pay-level
benchmarking, incentive design considerations,
non-employee
director compensation, govern and transaction-related pay considerations.

•	Mercer Investment Consulting was retained by the Executive Deferred Compensation Plan Investment Committee to advise this committee on investment management performance, monitoring, investment policy development and investment manager searches relating to our executive deferred compensation plans.

The consultants provided the information described above to our human resources executives to help formulate information that was then provided to the Compensation Committee. The fees paid to Willis Towers Watson in 2019 for these services were $142,528. For the Company’s executive deferred compensation plans, the fees paid to Mercer Investment Consulting in 2019 were $163,116.
The Compensation Committee has determined that the work of Willis Towers Watson and Mercer Investment Consulting did not raise any conflicts of interest in fiscal year 2019. In making this assessment, the Compensation Committee considered that neither Willis Towers Watson nor Mercer Investment Consulting provided any other services to the Company unrelated to executive and non-employee
director compensation, except for certain work performed by Willis Towers Watson related to employee benefits that we do not believe raises any potential conflicts under the factors enumerated in Rule
10C-1(b)
under the Exchange Act.
Our Compensation Programs
Overview
As described below, various Company policies are in place to shape our executive pay plans, including:
•	Salaries are linked to competitive factors and internal equity, and can be (but are not required to be) increased as a result of successful job performance.

•	Our annual bonus programs are competitively based and provide incentive compensation based on our financial performance and customer service scores.

•	Long-term incentives are tied to our financial performance and enhancing stockholder value.

Compensation Program Design Emphasizes Variable and
At-Risk
Compensation
Our executive compensation program is structured to reward our executives for their contributions in achieving our mission of providing outstanding customer service and attaining strong financial results and to align the interests of our executives with those of our stockholders, as discussed in more detail below. Our executive compensation program is designed with our executive compensation objectives in mind and is composed of fixed and variable pay plans, cash and non-cash
plans, and short- and long-term payment structures in order to recognize and reward executives for their contributions today and in the future. In particular, the impact of individual performance on compensation is reflected in base pay merit increases, setting the Annual Management Bonus Plan (the “Bonus Plan”) payout percentages as compared to base pay, and the value of equity awards granted. The impact of our financial performance and customer satisfaction is reflected in the calculation of the annual bonus payment and the intrinsic value of equity awards. Supporting a performance-based culture and providing compensation that is directly linked to outstanding individual and overall financial results is at the core of our compensation philosophy and human capital management strategy.
The table below reflects our short-term and long-term executive compensation programs during 2019:

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
The overall design of the executive compensation program and the elements thereof are evolving following our restructuring, the required incentives relating thereto, years of being a controlled company and, to some extent, still reflect incentives granted during that time. Each year, the plans are reviewed for effectiveness, competitiveness and legislative compliance. The current plans have been implemented with the approval of the Compensation Committee and in support of the principles of the compensation philosophy and objectives of our pay practices and policies.
Our human resources department conducts an annual review of compensation practices of competitors in the gaming and hospitality industry. The review covers a range of senior roles, including those of our named executive officers and members of our Board, and competitive practices relating to cash compensation. The findings of the peer group analysis are presented by the human resources department to the Compensation Committee, which takes the findings into account when reviewing the form and type of compensation for our executives (subject to certain situations where adjustments are necessary to reflect alignment with market levels). As a result of this review, the Compensation Committee believes that the current compensation program adequately compensates and provides incentives to our executives. The companies comprising our 2019 peer group were:

Boyd Gaming Corporation Darden Restaurants, Inc. Norwegian Cruise Lines Holdings, Inc. Hilton Worldwide Holdings, Inc.	Las Vegas Sands Corporation Live Nation Entertainment, Inc. MGM Resorts International Marriott International, Inc.	Royal Caribbean Cruises Ltd. Viacom, Inc. Wyndham Worldwide Corporation Wynn Resorts, Limited

Elements of Executive Compensation and Benefits for 2019
The Compensation Committee designed our 2019 compensation program so that a significant portion of our named executive officers’ compensation was at-risk
and linked directly to corporate financial performance. For example, each named executive officer’s annual performance-based cash bonus was primarily based on the achievement of Adjusted EBITDAR and free cash flow targets. In 2019, each named executive officer (excluding Mr. Rodio) was also issued PSUs that are subject to vesting based on attaining certain annual Adjusted EBITDAR targets and relative total stockholder return.
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

All of the above reasons for base salary adjustments for executive officers must be approved by the Compensation Committee and are not guaranteed as a matter of practice or in policy. The following chart details changes to base salaries for our named executive officers that were made in 2019. At its August 2018 meeting, the Compensation Committee reviewed broad market and peer-group data for Messrs. Hession, Jenkin, Holdren and Ottolenghi and approved adjustments to their base salaries to take effect on January 1, 2019 at the same time company management received its annual merit increases for 2019.

NAME	2018 ANNUAL SALARY ($)	2019 ANNUAL SALARY ($)	% CHANGE
Anthony Rodio	—	1,500,000	—%
Mark Frissora	2,000,000	2,000,000	—%
Eric Hession (1)	735,438	815,000	10.8%
Thomas Jenkin (2)	1,260,750	1,292,269	2.5%
Christopher Holdren (3)	675,000	691,875	2.5%
Monica Digilio (4)	590,000	590,000	—%
Timothy Donovan	850,000	850,000	—%
Les Ottolenghi	563,750	620,125	10%

(1)	Mr. Hession’s base salary was increased to $839,450 effective as of January 1, 2020.

(2)	Mr. Jenkin’s base salary was increased to $1,318,114 effective as of January 1, 2020.

(3)	Mr. Holdren’s base salary was increased to $712,631 effective as of January 1, 2020.

(4)	Ms. Digilio’s base salary was increased to $607,700 effective as of January 1, 2020.

Cash Incentive Payments
Senior Executive Incentive Plan
Our annual cash incentive plan for all of our senior executives, including the named executive officers, is the Senior Executive Incentive Plan. Eligibility to participate in the Senior Executive Incentive Plan is limited to our senior executives who are, or at some future date may be, subject to Section 16 of the Exchange Act or are designated by the Compensation Committee as eligible for participation. The Compensation Committee set the performance criteria, target percentages and participants under the Senior Executive Incentive Plan in January 2019. The Compensation Committee set the bonus target for each participant in the Senior Executive Incentive Plan at 0.5% of the Company’s EBITDA for 2019. Subject to the foregoing and to the maximum award limitations, no awards will be paid for any period unless we achieve positive EBITDA. Awards under the Senior Executive Incentive Plan are discretionary, including the discretion to reduce or eliminate payments under the Senior Executive Incentive Plan.
The named executive officers and certain other executive officers participated in the Senior Executive Incentive Plan during 2019. As noted above, the Compensation Committee has authority to reduce or eliminate bonuses earned under the Senior Executive Incentive Plan and also has authority to approve bonuses outside of the Senior Executive Incentive Plan to reward executives for special personal achievement.
It has been the Compensation Committee’s practice to use its discretion under the Senior Executive Incentive Plan to reduce the 0.5% of EBITDA bonus target for the performance goals and bonus formulas under the Bonus Plan discussed below.
Annual Management Bonus Plan
The Annual Management Bonus Plan, or the Bonus Plan, provides the opportunity for our senior executives and other participants to earn an annual bonus payment based on meeting corporate financial and non-financial
goals. The goals may change annually to support our short- or long-term business objectives. These goals are set at the beginning of each fiscal year by the Compensation Committee. In accordance with the terms of the Bonus Plan, the Compensation Committee is authorized to revise the financial goals on a semiannual basis if external economic conditions indicate that the original goals did not correctly anticipate movements of the broader economy. In order for participants in the Bonus Plan to receive a bonus, the Company must achieve at least 85% of the financial goals approved by the Compensation Committee, although the Compensation Committee has the discretion to award bonuses, even if this threshold is not met.
The Bonus Plan performance criteria, target percentages and plan awards for bonus payments for the fiscal year ended December 31, 2019 (paid in 2020) were set in January 2019. During 2019, the Compensation Committee continued its past practice of periodically reviewing performance criteria against applicable targets. For the 2019 plan year, the Bonus Plan’s goal for our named executive officers and other members of senior management consisted of a combination of Adjusted EBITDA, free cash flow, and customer satisfaction improvement. Although officers who participated in the Senior Executive Incentive Plan during 2019 did not participate in the Bonus Plan, goals were set for all officers under this plan. The measurement used to gauge the attainment of these goals is called the “corporate score.”
For 2019, financial goals under our Bonus Plan were based on Adjusted EBITDA and free cash flow, which represents up to 80% of the corporate score. EBITDA is a common measure of Company performance in the gaming and hospitality industry and as a basis for valuation of gaming and hospitality companies and, in the case of Adjusted EBITDA, as a measure of compliance with certain debt covenants. Adjusted EBITDA is a financial metric that we use to consistently measure operational and financial performance. It aligns with the Company’s business plan and allows for a uniform measure to assess core earnings trends year-over-year. This metric is also used as a proxy for performance in comparison to most of our identified peer group and gives management insight into direct performance results of business operations. Free cash flow is an important measure of cash generation, especially in our business and industry. While it is related to EBITDA, free cash flow is also impacted by changes in working capital and capital expense.

“Adjusted EBITDA” under the Bonus Plan means, in addition to the description above, “Adjusted EBITDA” as defined by the Company to be consistent with agreements governing certain senior secured credit facilities, which are publicly available on our web site and the SEC’s web site, and is further adjusted by exceptions approved by the Compensation Committee to account for unforeseen events that directly impact Adjusted EBITDA results. “EBITDA” under our Senior Executive Incentive Plan means the Company’s consolidated net income before deductions for interest expense, income tax expense, depreciation expense and amortization expense for the performance period, each computed in accordance with accounting principles generally accepted in the United States (“GAAP”). The Compensation Committee may make adjustments to the calculation of the Company’s EBITDA when the performance goal is established.
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
Free cash flow is an additional financial metric that we use to evaluate business performance. It complements our Adjusted EBITDA goal by tracking management’s efforts around capital expenditure and non-operating
items. For purposes of the compensation calculation, free cash flow was defined as Adjusted EBITDA less same-store capital expenditures less non-operating
cash items.
The
non-financial
goal is based on our customer satisfaction score, which is measured by third-party surveys. We believe we distinguish ourselves from competitors through the experience that we provide to our customers, and supporting our property team members who have daily interactions with our external customers is critical to maintaining and improving guest service. Each of our casino properties works against an annual baseline defined by a composite of their performance in these key operating areas from previous years. Customer satisfaction comprised 20% of the corporate score for 2019. 10% was attributed to the Overall Service score, and 10% was attributed to the Net Promoter Score question. Net Promoter Score focuses on customers’ likelihood to recommend the property they visited and allows the customer to provide feedback that Caesars can use to improve guest service.
After the corporate score has been determined, a bonus matrix approved by the Compensation Committee provides for bonus amounts of participating executive officers and other participants that will result in the payment of a specified percentage of the participant’s salary if the target objective is achieved. For 2019, the target payout percentage for Mr. Frissora was 200%, the target payout percentage for Mr. Rodio was 100% (“Part A”) with the potential for an additional 100% (“Part B”) if the initial threshold for the bonus target, which was attainment of the minimum of 85% of the Adjusted EBITDA goal, is exceeded; the target payout percentage for Mr. Hession was 100% and the target payout percentage for Messrs. Jenkin, Holdren, Donovan, and Ottolenghi and Ms. Digilio was 75%. This percentage of salary is adjusted upward or downward based upon the level of corporate score achievement.
In October 2018, the Compensation Committee adopted specific, measurable objectives for Mr. Rodio’s bonus (Part B noted above), including realization of new cost savings, additional cost savings against the existing capital spending plan, reduction of regrettable executive employee turnover, and ongoing readiness for the closing of the Merger with ERI. Following the completion of 2019, the Compensation Committee evaluated Mr. Rodio’s performance against these measures when determining his 2019 annual bonus and determined that 100% was attained with respect to these measures under Part B.
After the end of the fiscal year, our Chief Executive Officer assesses our performance against the financial and customer satisfaction targets set by the Compensation Committee and develops and recommends a corporate score of 0 to 200 to the Compensation Committee. If the minimum of 85% of Adjusted EBITDA is not met, the corporate score is 0. If the threshold of 85% of Adjusted EBITDA is met but not exceeded, the corporate score is 14. To achieve the maximum score of 200 points, Adjusted EBITDA must meet or exceed 115% of the goal, free cash flow must meet or exceed 110% of the goal, Overall Service score must meet or exceed a 1% shift in 2019, and the Net Promoter Score must meet or exceed a 1.5% shift in 2019. A score of 200 results in payment of two times target bonus, while a score of 100 results in payment of target bonus opportunity. If results fall between the threshold and target or target and maximum for any of the metrics, the points will be extrapolated on a curve.

Below is a summary of the results that were approved by the Compensation Committee. The Compensation Committee approved a score of 95 points based on results with an award of an additional 5 points to reflect employees’ efforts with respect to and to continue to incentivize employees to close the Merger with ERI (for a total of 100 points).

	Threshold	Target	Maximum	Actual
Adjusted EBITDA (70% Weighting)	$2,070M	$2,435M	$2,800M	$2,416.5M (Below Target = 67 points)
Free Cash Flow (10% Weighting)	$1,614M	$1,774M	$1,951M	$1,739M (Below Target = 8 points)
Customer Satisfaction - Overall Service (10% Weighting)	—%	1%	N/A	2.94% (Above Target = 10 points)
Customer Satisfaction - Net Promoter Score (10% Weighting)	0.5%	1.5%	N/A	4.49% (Above Target = 10 points)

Plan Payout	25%	100%	200%	95 points + 5 points adjustment
The Compensation Committee has the authority under the Bonus Plan to adjust any goal or bonus points with respect to executive officers, including making no payment under the Bonus Plan. Decisions regarding the Bonus Plan are subjective and based generally on a review of circumstances affecting results to determine if any events were unusual or unforeseen. As noted above, the Compensation Committee considered its approved measures for Mr. Rodio’s Part B bonus in making its final determination of his 2019 bonus award. For the other named executive officers, the Compensation Committee and Mr. Rodio jointly evaluated each named executive officer’s performance against such executive’s objectives, including areas of strength and areas of opportunity. Based on these evaluations, the Compensation Committee approved final bonuses for each of the named executive officers.
See the chart below for actual payouts for the named executive officers.

NAME	TARGET (% OF SALARY)	TARGET AWARD ($ VALUE) (1)	ACTUAL AWARD ($ VALUE)
Anthony Rodio	200%	1,972,602	1,972,602
Mark Frissora	200%	1,430,769	1,359,231
Eric Hession	100%	812,596	902,596
Thomas Jenkin	75%	968,488	968,488
Christopher Holdren	75%	518,524	608,524
Monica Digilio	75%	442,500	530,500
Timothy Donovan	75%	294,231	294,231
Les Ottolenghi	75%	420,885	399,840

(1) Target award values are based on actual base salary earnings in 2019 that each executive earned while employed by the Company.
Discretionary Bonus Awards
The Compensation Committee has the discretion to award special discretionary bonuses to our named executive officers. In conjunction with the execution of his employment agreement, Mr. Rodio received a sign-on
bonus of $250,000 in 2019. No other discretionary bonuses were issued in 2019 to the named executive officers.

Equity Awards
Annual Awards Update
In March 2019, the Compensation Committee approved an annual long-term grant in the form of RSUs and PSUs for the named executive officers and certain other members of management under the 2017 PIP. 50% of the PSUs issued were tied to Adjusted EBITDAR goals over three separate one-year
performance periods ending December 31 of each of 2019, 2020 and 2021, while the other 50% were tied to a rTSR goal over one three-year performance period ending December 31, 2021. Both support our compensation philosophy of motivating our executives in a manner that is aligned with stockholders’ interests. “Adjusted EBITDAR” is defined as earnings before interest, taxes, depreciation, amortization and rent.
Based on the attainment of the applicable Company Adjusted EBITDAR goals, 100% of such target PSUs for each performance period may vest on each of March 28, 2020, 2021 and 2022. If a given performance period does not reach 100%, the unvested portion of the respective tranche of PSUs will be eligible to vest on March 28, 2022 based on the Company’s overall Adjusted EBITDAR for the three-year performance period ending December 31, 2021. The target Adjusted EBITDAR goal for each fiscal year performance period is set annually. The target Adjusted EBITDAR goal for the three-year performance period is based on Adjusted EBITDAR for 2019-2021 exceeding the cumulative total for the three-year performance period. The target Adjusted EBITDAR goal for the fiscal year ended December 31, 2019 performance period was $2,435M. In February 2020, the Compensation Committee certified that 95% of the target PSUs for the performance period ending December 31, 2019 were earned based on the Company’s Adjusted EBITDAR of $2,416.5M for 2019. Such PSUs vested on March 28, 2020.
The target rTSR goal for the three-year performance period ending December 31, 2021 is the 50th percentile against the respective measurement group in the S&P 500. Based on the attainment of rTSR over such period, the PSUs are eligible to vest on March 28, 2022.
For 2019, awards for our named executive officers were weighted 50% to PSUs and 50% to RSUs, as follows:

	PERFORMANCE- BASED STOCK UNIT AWARD (ADJUSTED EBITDAR) (2019-2021) (AT TARGET) ($)	PERFORMANCE- BASED STOCK UNIT AWARD (rTSR) (2019-2021) (AT TARGET) ($)	FAIR VALUE OF TIME-VESTED RESTRICTED STOCK UNITS GRANTED ($)
Mr. Rodio	—	—	—
Mr. Frissora	1,750,004	1,750,000	3,500,000
Mr. Hession	407,506	407,507	815,003
Mr. Jenkin	484,607	484,613	969,205
Mr. Holdren	302,699	302,703	605,397
Ms. Digilio	225,005	225,003	450,002
Mr. Donovan	325,005	325,008	650,001
Mr. Ottolenghi	271,308	271,305	542,616
Achievement of 2018 PSU Awards
In April 2018, the Compensation Committee granted PSUs to the named executive officers and certain other members of management under the 2017 PIP. 33% of such PSUs vest based on the achievement of certain Company Adjusted EBITDA goals for fiscal years 2018, 2019 and 2020. Based on the attainment of the applicable Company Adjusted EBITDA goals, 100% of such target PSUs for each performance period may vest on each of April 2, 2019, 2020 and 2021. If the Company’s Adjusted EBITDA for any of the performance periods does not reach 100% of target, the unvested PSUs remaining in each tranche are eligible to vest on April 2, 2021 based on the Company’s overall Adjusted EBITDA for the three-year performance period ending December 31, 2020.
The Adjusted EBITDA target for 2018 was $2,248M and the Company attained Adjusted EBITDA of 99.5%. Both of these numbers are exclusive of new property acquisitions which came online in 2018. As a result, in January 2019, the Compensation Committee certified that 95% of the target PSUs for the performance period ending December 31, 2018 would vest on April 2, 2019.

The following table sets forth the numbers of PSUs that vested for each named executive officer based on the achievement of Company EBITDA goals for fiscal year 2018:

PERFORMANCE- BASED STOCK UNIT AWARD (2018 - Tranche 1) (#)
Mr. Rodio	—
Mr. Frissora	102,624
Mr. Hession	20,525
Mr. Jenkin	27,855
Mr. Holdren	14,844
Ms. Digilio	—
Mr. Donovan	19,059
Mr. Ottolenghi	14,661

In January 2019, the Compensation Committee set the Adjusted EBITDA target for 2019 at $2,463M and agreed that it would revisit this target in early 2020, based on the cumulative value of certain unplanned enterprise investments. On this basis, in February 2020, the Compensation Committee approved a revised target of $2,435M and certified that 95% of the target PSUs for the performance period ending December 31, 2019 would vest on April 2, 2020.
Achievement of Performance-Based Stock Options
In January 2019, the Compensation Committee approved the vesting of 150,000 non-qualified
performance-based stock options that had been granted to Mr. Frissora in February 2015. Such performance-based stock options were eligible to vest annually in calendar years 2016, 2017, 2018 and 2019 based on an annual 5% EBITDA target and an annual 7.5% EBITDA target for annual one-year
performance periods ending December 31 of each of 2015, 2016, 2017 and 2018, in each case, subject to Mr. Frissora’s continued service through the applicable vesting date. If any installments of such performance-based options did not vest based on achievement of the applicable annual EBITDA targets, such installments remained eligible to vest upon the final vesting date in 2019 if the final annual EBITDA for 2018 equaled or exceeded 7.5% (for the performance-based options eligible to vest based on an annual 5% EBITDA target) and 10% (for the performance-based options eligible to vest based on an annual 7.5% EBITDA target) compounded higher than the annual EBITDA for 2014. The Company’s annual EBITDA for 2018 was $2,290M, which was 11.8% higher than the annual EBITDA for 2014 of $1,468M. Accordingly, 50,000 of such performance-based stock options vested based on the Company’s 2018 EBITDA exceeding the final 7.5% annual EBITDA target and 100,000 of such performance-based stock options vested based on the Company’s 2018 EBITDA exceeding the final 10% EBITDA target.
Clawbacks and Forfeitures
Under our Senior Executive Incentive Plan, 2012 PIP, 2017 PIP, and our other incentive plans generally, awards will be cancelled, the participant under the applicable plan will forfeit any cash and/or stock otherwise payable in connection with the award and related proceeds, and the participant may be required to return such amounts already received, in the event of an accounting restatement due to material noncompliance by the Company with any financial reporting requirement under applicable securities laws that reduces the amount payable or due in respect of an award under the plan that would have become payable with proper reporting (as determined by the Compensation Committee). In addition, the Compensation Committee may, in its discretion, cancel awards or require repayment of compensation, gains or amounts received in connection with such award if, following a participant’s termination of employment or services with the Company, the Compensation Committee determines that the Company had grounds to terminate such participant for “Cause.” Finally, if required by applicable law, the rules and regulations of NASDAQ, and/or pursuant to a written policy adopted by the Company, awards under the plans shall be subject (including on a retroactive basis) to clawback, forfeiture or similar requirements.

Employment Agreements
We have entered into employment agreements with each of our named executive officers, which are described below in “-Discussion of the Summary Compensation Table.” These agreements were put in place to attract and retain the highest quality executives. At least annually, our human resources department reviews our employment arrangements, including our termination and change in control arrangements against peer companies as part of its review of determining whether our overall compensation package for executives is competitive using several factors, including the individual’s role in the organization, the importance of the individual to the organization, the ability to replace the executive if he or she were to leave the organization and the level of competitiveness in the marketplace to replace an executive while minimizing the effect to our ongoing business. The human resources department presents its assessment to the Compensation Committee, which reviews the information and determines if changes are necessary to the employment, termination and severance packages of our executives.
Policy Concerning Tax Deductibility
Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a publicly traded corporation may deduct for compensation paid to each of the company’s principal executive officer, its principal financial officer and the company’s three next most highly compensated executives (“covered employees”). The Tax Reform and Jobs Act of 2017 (the “Act”) eliminates the ability of companies to rely on the “performance-based” compensation exception under Section 162(m) and extends the application of Section 162(m) to compensation payable to any person who was a covered employee at any time after 2016 (including compensation payable after termination of employment). As a result, beginning in 2018, we were no longer able to take a deduction for any compensation paid to our named executive officers in excess of $1 million unless the compensation originally qualified for the “performance-based” compensation exception and the compensation qualifies for transition relief applicable to certain arrangements in place on November 2, 2017. It is expected that the application of the transition rule will be of limited future value with respect to the preservation of deductions for compensation payable to covered employees in excess of the Section 162(m) limits.
In general, our philosophy is to seek to preserve the tax deductibility of executive compensation only to the extent practicable and consistent with our overall compensation philosophies. We do not make compensation determinations based on the accounting or tax treatment of any particular type of award.
Stock Ownership Requirements
The Compensation Committee believes it is important for the named executive officers to align their objectives with the Company and have a financial stake in generating value for the Company. Accordingly, the Compensation Committee approved the following Stock Ownership Guidelines for the named executive officers and non-employee
directors:

NAMED EXECUTIVE OFFICER OR DIRECTOR	OWNERSHIP GUIDELINE
Chief Executive Officer	6X Base Salary
Other Named Executive Officers	5X Base Salary
Non-employee Directors	5X Annual Fee Retainer

The named executive officers and
non-employee
directors have five years to achieve minimum stock ownership level. The Compensation Committee monitors achievement towards the guidelines annually and evaluates, where necessary, consequences for not meeting the guidelines. As of December 31, 2019, Messrs. Hession, Jenkin, Benninger and Kornstein and Ms. Jones Blackhurst each met their share ownership requirements under our ownership guidelines. As they have been with the Company for less than five years, Messrs. Rodio, Holdren, Cozza, Dionne, Hunt, Mather and Nelson and Mses. Digilio, Chugg and Clark are each continuing to grow their equity positions in the Company.
Chief Executive Officer’s Compensation
The objectives of our Chief Executive Officer compensation are typically approved annually by the Compensation Committee.
The Compensation Committee’s assessment of the Chief Executive Officer’s performance is generally based on a subjective or objective review (as applicable) of performance against certain objectives. Specific weights may be assigned to particular objectives at the discretion of the Compensation Committee, and those weightings, or more focused objectives, are communicated to the Chief Executive Officer at the time the goals are set.

Anthony Rodio
The Company entered into an employment agreement with Anthony Rodio, on April 15, 2019, pursuant to which Mr. Rodio began serving as the Chief Executive Officer of the Company and Caesars Enterprise Services, LLC, effective as of May 6, 2019 (the date on which he became contractually available to perform services under the employment agreement, the “Effective Date”). In conjunction with the Board’s approval of Mr. Rodio’s employment agreement, Mr. Rodio was appointed to the Board effective as of the Effective Date.
Mr. Rodio’s employment agreement provides for the following: (i) an annual base salary of $1,500,000; (ii) a target annual cash incentive opportunity (the “Bonus”) under the Company’s annual incentive bonus programs applicable to Mr. Rodio’s position equal to 100% of his base salary, prorated from the Effective Date, and, in the sole discretion of the Compensation Committee, up to an additional 100% of his base salary if the initial threshold for the target Bonus is exceeded; (iii) a one-time
sign-on
 bonus payment in the amount of $250,000; (iv) eligibility to receive LTI grants at the discretion of the Compensation Committee and (v) a cash payment of $3,000,000 in the event that Mr. Rodio’s employment is terminated by the Company without cause or by Mr. Rodio for good reason within twenty-four months following a “change of control” (as defined in the LTI Program) of the Company (provided that Mr. Rodio executes a separation agreement and release in a form customarily used by the Company for senior executives). The base salary, bonus opportunity and other benefits provided for under Mr. Rodio’s employment agreement were negotiated by the parties thereto.
The employment agreement also provides that Mr. Rodio’s employment is terminable by him or the Company at any time, with or without cause, and for any reason or no particular reason. Mr. Rodio’s compensation objectives for 2020 were approved by the Compensation Committee in October 2019.
Subject to restrictions and requirements specified in the employment agreement (including that Mr. Rodio executes a separation agreement and release in a form customarily used by the Company for senior executives), in the event of a termination of Mr. Rodio’s employment by the Company without “cause” or by Mr. Rodio for “good reason” (each such term as defined in Mr. Rodio’s employment agreement) at any time other than within twenty-four months following a change of control of the Company, Mr. Rodio will be entitled to: (i) any unpaid base salary and other accrued obligations of the Company earned through the date of termination; and (ii) a lump-sum
severance payment in an amount equal to not less than one year salary at Mr. Rodio’s annual base salary rate, plus a pro-rata
 target Bonus for the then-current bonus year to the extent not already paid to Mr. Rodio.
In addition, Mr. Rodio is subject to restrictions on competition and employee and client solicitation during his employment with the Company and for up to an additional twelve months thereafter. The employment agreement also contains standard confidentiality, invention assignment and non-disparagement
covenants.
For additional details on Mr. Rodio’s employment agreement, see “-Discussion of the Summary Compensation Table.”
Mark Frissora
Mr. Frissora’s base salary was determined based on his performance, his responsibilities, and the compensation levels for comparable positions in other companies in the hospitality, gaming, entertainment, restaurant and retail industries. Merit increases in his salary were a subjective determination made by the Compensation Committee, which based its decision upon his prior year’s performance versus his objectives, as well as upon an analysis of competitive salaries. Although base salary increases were subjective, the Compensation Committee reviewed Mr. Frissora’s base salary against peer groups, his roles and responsibilities within the Company, his contribution to our success, and his individual performance against his stated objective criteria.
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

Separation Arrangements with Messrs. Frissora, Donovan and Ottolenghi
Each of Messrs. Frissora, Donovan and Ottolenghi departed from the Company, effective April 30, 2019, June 6, 2019 and November 15, 2019, respectively. Please refer to “-Discussion of the Summary Compensation Table” and “-Potential Payments upon Termination or Change in Control” for additional details regarding each such executive’s separation payments and benefits.
Personal Benefits and Perquisites
We provided the Company aircraft for Mr. Frissora’s personal use at certain times during 2019. Our other named executive officers may use Company aircraft for personal purposes at their own personal expense. These perquisites are more fully described in the “Summary Compensation Table.” Our use of perquisites as an element of compensation is limited. We do not view perquisites as a significant element of our comprehensive compensation structure, but we do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment.
Under our group life insurance program, senior executives, including the named executive officers, are eligible for an employer-provided life insurance benefit equal to three times their base salary, with a maximum benefit of $3,500,000. In addition, group long-term disability benefits are available to all benefits-eligible employees. Under our group short-term disability insurance program, senior executives, including the named executive officers, are eligible for an employer-provided Company-paid short-term disability policy with a maximum $5,000 weekly benefit.
Other Benefits
During 2019, all of our named executive officers were eligible to participate in our health and welfare benefit plans, as well as the Caesars Savings and Retirement Plan (the “401(k) Plan”).
Deferred Compensation Plans
As of December 31, 2019, certain named executive officers had balances in two of the six deferred compensation plans that we maintain for our employees. The six deferred compensation plans are (1) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan (“ESSP”), (2) the Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II (“ESSP II”), (3) the Caesars Entertainment Corporation Executive Supplemental Savings Plan III (“ESSP III”), (4) the Park Place Entertainment Corporation Executive Deferred Compensation Plan, (5) the Harrah’s Entertainment, Inc. Deferred Compensation Plan, and (6) the Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan (“EDCP”). In December 2018, we adopted the ESSP III, effective January 1, 2019. These plans allow certain employees an opportunity to save for retirement and other purposes. Mr. Jenkin has a balance in the EDCP, and Mr. Hession has a balance in the ESSP II. Except for the ESSP III, all of these plans have been frozen and no longer provide for voluntary deferrals by active employees. The other named executive officers do not have a balance in any of the deferred compensation plans. For additional information, see “-2019 Nonqualified Deferred Compensation.”
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
Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s amended 2019 Annual Report on Form
10-K
and/or proxy statement for the 2020 annual meeting of stockholders.
Denise Clark, Chair
Juliana Chugg
Courtney Mather

The above Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent the Company specifically incorporates this Report by reference therein.
SUMMARY COMPENSATION TABLE
The Summary Compensation Table below sets forth certain compensation information for our current Chief Executive Officer, our former Chief Executive Officer, our Chief Financial Officer, an additional three of our most highly compensated executive officers during 2019, which includes Messrs. Hession and Holdren and Ms. Digilio, as well certain executive officers who served in 2019, but are no longer employed with the Company, which includes Messrs. Frissora, Donovan and Ottolenghi (collectively, our “named executive officers”).

(A) NAME AND PRINCIPAL POSITION	(B) YEAR	(C) SALARY ($)	(D) BONUS (1) ($)	(E) STOCK AWARDS (2) ($)		(F) OPTION AWARDS (2) ($)		(G) NON-EQUITY INCENTIVE PLAN COMPENSATION (3) ($)	(H) CHANGE IN PENSION VALUE AND NONQUALIFIED- DEFERRED COMPENSATION EARNINGS ($)	(I) ALL OTHER COMPENSATION (4) ($)	(J) TOTAL ($)

Anthony Rodio Chief Executive Officer	2019	946,154	250,000	—		—		1,972,602	—	32,476	3,201,232

Mark Frissora	2019	715,385	2,330,000	2,871,680	(5)	—		1,359,231	—	11,669,577	18,945,873

Former President	2018	2,000,000	2,330,000	4,666,680		1,111,786	(12)	3,840,000	—	332,729	14,281,195

and Chief Executive Officer	2017	2,000,000	330,000	16,500,006		400,000		4,494,000	—	224,187	23,948,193

Eric Hession	2019	812,596	634,373	1,549,115	(6)	—		902,596	—	35,398	3,934,078
Executive Vice President, Chief Financial Officer	2018 2017	735,438 721,541	942,706 96,248	933,336 3,329,651		— 27,025		610,000 779,037	— —	28,132 23,994	3,249,612 4,977,496

Thomas Jenkin	2019	1,291,317	1,087,499	1,874,258	(7)	—		968,488	536,268	33,551	5,791,381

Global President of Destination Markets	2018 2017	1,260,750 1,236,927	1,454,166 164,999	1,266,667 5,073,754		— 131,260		927,740 1,091,897	427,373 370,020	29,842 27,438	5,366,538 8,096,295

Christopher Holdren Executive Vice President and Chief Marketing Officer	2019	691,365	100,000	1,146,966	(8)	—		608,524	—	33,369	2,580,224

Monica Digilio Executive Vice President and Chief Human Resources Officer	2019	590,000	67,500	750,007	(9)	—		530,500	—	32,045	1,970,052

Timothy Donovan	2019	392,308	634,373	1,260,491	(10)	—		294,231	—	2,642,447	5,223,850
Former Executive Vice President, General Counsel and Chief Legal, Risk and Security Officer	2018 2017	838,041 721,541	1,338,669 96,248	866,679 2,959,693		— 75,757		610,000 579,037	— —	31,946 24,135	3,685,335 4,456,411

Les Ottolenghi	2019	561,179	488,125	1,655,363	(11)	—		399,840	—	2,088,162	5,192,669

Former Executive Vice President & Chief Information Officer	2018	563,750	621,458	666,674		—		355,015	—	30,115	2,237,012

(1)
For 2019, reflects the cash portion of the 2017 Annual Grant Award under the 2012 PIP that vested on March 10, 2019 and the 2016 Annual Grant Award, a service-vesting award, under the 2012 PIP that vested on March 23, 2019 for Messrs. Frissora, Hession, Jenkin, Donovan, and Ottolenghi. For 2019, also reflects a sign-on
bonus awarded to Mr. Rodio as outlined in his employment agreement. The bonuses in this column are separate from the bonuses under column (G) for
Non-Equity
Incentive Plan Compensation.

(2)
Amounts in these columns reflect the grant date fair value of stock awards and option awards granted during the applicable year and were determined as required by Accounting Standards Codification (“ASC”) Topic 718. Assumptions used in the calculations of these amounts are set forth in Note 16 to the consolidated financial statements included in our 2019 Annual Report. With respect to fiscal 2019, the PSUs granted to our named executive officers represents the aggregate grant date fair value of the 2019 rTSR PSUs, the first tranche of the 2019 Adjusted EBITDAR PSUs and the second tranche of the 2018 Adjusted EBITDA PSUs. The 2018 Adjusted EBITDA PSUs and 2019 Adjusted EBITDAR PSUs are valued using the closing price of our common stock on the April 2, 2019 and March 28, 2019, respectively, with the PSU being valued at target. The grant date fair value of the 2019 rTSR PSUs is based on a Monte Carlo valuation model, which determines potential award-payout results by simulating future stock prices of Caesars and constituent companies of the S&P 500 index. Monte Carlo modeling assumptions included: stock price volatility (based on three-year historical volatility of daily stock prices) of 46.0% for Caesars and an average of 25.0% for the S&P 500 index; stock price correlation coefficient between Caesars and the S&P 500 index (based on three-year historical daily stock price changes) of 25.6%; risk-free interest rate of 2.18%; and starting TSR (for the
30-day
period immediately preceding the beginning of the performance period) of 23.2% for Caesars and 11.1% for the S&P 500 index. The fair value of 2019 rTSR PSUs was determined to be $12.63, or 145.0% of the grant-date stock price of $8.71. The actual vesting of the PSUs will be between zero and 200% of the target number of PSUs.

(3)
Messrs. Rodio, Frissora, Hession, Jenkin, Donovan, Ottolenghi and Holdren and Ms. Digilio received 2019 bonuses pursuant to the Senior Executive Incentive Plan in the amounts of $1,972,602, $1,359,231, $902,596, $968,488, $294,231, $399,840, $608,524 and $530,500, respectively. Such award values were prorated based on actual base salary earnings in 2019 that each executive earned while employed by the Company.

(4)
All Other Compensation includes perquisites and personal benefits, which may include executive security, personal aircraft usage, legal fee reimbursements, financial planning and Company lodging, and includes other compensation, which may include items such as severance, health, life and disability insurance, and tax reimbursements based on taxable earnings for Company lodging and on premiums paid for life and disability insurance.

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

	2019
NAME	401(K) EMPLOYER MATCH ($)	RELOCATION ($)	ALLOCATED AMOUNT FOR AIRCRAFT USAGE ($)		HEALTH BENEFITS ($)	EXPERIENCE OUR BEST ($)	SEVERANCE ($)

Anthony Rodio	8,400	4,475	—		16,698	2,903	—

Mark Frissora	—	—	200,000	(a)	15,981	5,414	11,448,182	(b)

Eric Hession	8,400	—	—		23,264	3,734	—

Thomas Jenkin	5,700	—	—		26,742	1,109	—

Christopher Holdren	8,400	—	—		18,918	6,051	—

Monica Digilio	8,400	—	—		18,918	4,727	—

Timothy Donovan	—	—	—		17,683	6,678	2,618,086	(c)

Les Ottolenghi	—	—	—		20,376	7,462	2,060,324	(d)

(a)
Mr. Frissora was allocated up to $200,000 for per fiscal year for personal use of Company aircraft, which is calculated based on the incremental cost to us of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing fees, trip-related hangar/parking costs and other miscellaneous variable costs. Since our aircraft is used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as pilots’ salaries, depreciation of the purchase costs of our aircraft and the cost of maintenance not specifically related to trips. The other named executive officers may also access Company aircraft for personal purposes at their own personal expense.

(b)
Consists of payments provided to Mr. Frissora in connection with his separation, including (i) $8,000,000 in cash severance payments, (ii) $1,423,310 related to those PSU tranches for which the fair value had not been reported in the Summary Compensation Table (with vesting of PSUs remaining subject to achievement of applicable targets and options generally exercisable for two years after vesting), (iii) $2,000,000 in accelerated vesting of cash awards, and (iv) $24,872 in medical and welfare benefits. The value for the PSU tranches is calculated based on target attainment of the goals and the closing price of our common stock of $9.36 as of the separation date of April 30, 2019.

(c)
Consists of payments provided to Mr. Donovan in connection with his separation, including (i) $1,275,000 in cash severance payments, (ii) $410,284 related to those PSU tranches for which the fair value had not been reported in the Summary Compensation Table (with the value for PSU tranches calculated based on target attainment of the goals and the closing price of our common stock of $9.13 as of the separation date of June 6, 2019), (iii) $900,000 in accelerated vesting of cash awards, and (iv) $32,802 in medical and welfare benefits.

(d)
Consists of payments provided to Mr. Ottolenghi in connection with his separation, including (i) $930,188 in cash severance payments, (ii) $200,012 related to those PSU tranches for which the fair value had not been reported in the Summary Compensation Table (with the value for PSU tranches calculated based on target attainment of the goals and the closing price of our common stock of $12.96 as of the separation date November 15, 2019), (iii) $900,000 in accelerated vesting of cash awards, and (iv) $30,124 in medical and welfare benefits.

(5)
The value of the 2019 Adjusted EBITDAR PSUs awarded to Mr. Frissora on the date of grant assuming the highest level of performance conditions will be achieved is $3,500,008, which is based on the maximum vesting of 401,838 PSUs multiplied by the closing price of our common stock on March 28, 2019 of $8.71. This maximum is inclusive of all three PSU tranches. The value of 2019 rTSR PSUs awarded to Mr. Frissora on the date of grant assuming the highest level of performance conditions will be achieved is $3,500,000, which is based on the maximum vesting of 277,118 rTSR PSUs multiplied by the Monte Carlo fair value of $12.63 determined on the date of the grant, as described more fully in footnote (2) above.

(6)
The value of the 2019 Adjusted EBITDAR PSUs awarded to Mr. Hession on the date of grant assuming the highest level of performance conditions will be achieved is $815,012, which is based on the maximum vesting of 93,572 PSUs multiplied by the closing price of our common stock on March 28, 2019 of $8.71. This maximum is inclusive of all three PSU tranches. The value of rTSR PSUs awarded to Mr. Hession on the date of grant assuming the highest level of performance conditions will be achieved is $815,014, which is based on the maximum vesting of 64,530 rTSR PSUs multiplied by the Monte Carlo fair value of $12.63 determined on the date of the grant, as described more fully in footnote (2) above.

(7)
The value of the 2019 Adjusted EBITDAR PSUs awarded to Mr. Jenkin on the date of grant assuming the highest level of performance conditions will be achieved is $969,214, which is based on the maximum vesting of 111,276 PSUs multiplied by the closing price of our common stock on March 28, 2019 of $8.71. This maximum is inclusive of all three PSU tranches. The value of rTSR PSUs awarded to Mr. Jenkin on the date of grant assuming the highest level of performance conditions will be achieved is $969,226, which is based on the maximum vesting of 76,740 rTSR PSUs multiplied by the Monte Carlo fair value of $12.63 determined on the date of the grant, as described more fully in footnote (2) above.

(8)
The value of the 2019 Adjusted EBITDAR PSUs awarded to Mr. Holdren on the date of grant assuming the highest level of performance conditions will be achieved is $605,398, which is based on the maximum vesting of 69,506 PSUs multiplied by the closing price of our common stock on March 28, 2019 of $8.71. This maximum is inclusive of all three PSU tranches. The value of rTSR PSUs awarded to Mr. Holdren on the date of grant assuming the highest level of performance conditions will be achieved is $605,406, which is based on the maximum vesting of 47,934 rTSR PSUs multiplied by the Monte Carlo fair value of $12.63 determined on the date of the grant, as described more fully in footnote (2) above.

(9)
The value of the 2019 Adjusted EBITDAR PSUs awarded to Ms. Digilio on the date of grant assuming the highest level of performance conditions will be achieved is $450,010, which is based on the maximum vesting of 51,666 PSUs multiplied by the closing price of our common stock on March 28, 2019 of $8.71. This maximum is inclusive of all three PSU tranches. The value of rTSR PSUs awarded to Ms. Digilio on the date of grant assuming the highest level of performance conditions will be achieved is $450,006, which is based on the maximum vesting of 35,630 rTSR PSUs multiplied by the Monte Carlo fair value of $12.63 determined on the date of the grant, as described more fully in footnote (2) above.

(10)
The value of the 2019 Adjusted EBITDAR PSUs awarded to Mr. Donovan on the date of grant assuming the highest level of performance conditions will be achieved is $650,010, which is based on the maximum vesting of 74,628 PSUs multiplied by the closing price of our common stock on March 28, 2019 of $8.71. This maximum is inclusive of all three PSU tranches. The value of rTSR PSUs awarded to Mr. Donovan on the date of grant assuming the highest level of performance conditions will be achieved is $650,016, which is based on the maximum vesting of 51,466 rTSR PSUs multiplied by the Monte Carlo fair value of $12.63 determined on the date of the grant, as described more fully in footnote (2) above.

(11)
The value of the 2019 Adjusted EBITDAR PSUs awarded to Mr. Ottolenghi on the date of grant assuming the highest level of performance conditions will be achieved is $542,616, which is based on the maximum vesting of 62,298 PSUs multiplied by the closing price of our common stock on March 28, 2019 of $8.71. This maximum is inclusive of all three PSU tranches. The value of rTSR PSUs awarded to Mr. Ottolenghi on the date of grant assuming the highest level of performance conditions will be achieved is $542,610, which is based on the maximum vesting of 42,962 rTSR PSUs multiplied by the Monte Carlo fair value of $12.63 determined on the date of the grant, as described more fully in footnote (2) above. Amounts includes $345,615 which reflects the incremental cost associated with the modification of Mr. Ottolenghi’s RSU awards in connection with his separation agreement.

(12)	Amount reflects the incremental cost associated with the modification of Mr. Frissora’s stock options in connection with his separation agreement.

DISCUSSION OF THE SUMMARY COMPENSATION TABLE
We have entered into employment agreements with each of our named executive officers. We believe employment agreements are critical to enhancing and solidifying our relationships with our key executives. The agreements provide the executives with certainty as to compensation and benefits, including in the event of a termination of employment, and allow our executives to focus on growing the value of the Company. The agreements are also designed to protect the interests of the Company and its stockholders, including through the use of restrictive covenants. Some of the named executive officers are entitled to certain payments in the event of certain terminations of employment or in connection with a change in control, as further described under “-Potential Payments upon Termination or Change in Control.”
Chief Executive Officer
Anthony Rodio
The Company entered into an employment agreement with Anthony Rodio, on April 15, 2019, pursuant to which Mr. Rodio began serving as the Chief Executive Officer of the Company and Caesars Enterprise Services, LLC, effective as of May 6, 2019 (the date on which he became contractually available to perform services under the employment agreement, the “Effective Date”).
Mr. Rodio’s employment agreement provides for the following: (i) an annual base salary of $1,500,000; (ii) a target annual cash incentive opportunity (the “Bonus”) under the Company’s annual incentive bonus program(s) applicable to Mr. Rodio’s position of 100% of the base salary prorated from the Effective Date and, in the sole discretion of the Compensation Committee, up to an additional 100% of the base salary if the initial threshold for the target Bonus is exceeded; (iii) a one-time
 sign-on
bonus payment in the amount of $250,000; (iv) eligibility to receive LTI grants at the discretion of the Compensation Committee; and (v) participation in the health and welfare benefit plans and programs maintained by us for the benefit of our employees. The employment agreement also provides that Mr. Rodio’s employment is terminable by him or the Company at any time, with or without cause, and for any reason or no particular reason.
Subject to restrictions and requirements specified in the employment agreement (including that Mr. Rodio executes a separation agreement and release in a form customarily used by the Company for senior executives), in the event of a termination of Mr. Rodio’s employment by the Company without “Cause” or by Mr. Rodio for “Good Reason” (each, as defined in his employment agreement) at any time other than within twenty-four months following a change of control of the Company, Mr. Rodio will be entitled to: (i) any unpaid base salary and other accrued obligations of the Company earned through the date of termination; and (ii) a lump-sum
severance payment in an amount equal to not less than one year salary at Mr. Rodio’s annual base salary rate plus a pro-rata
 target Bonus for the then-current bonus year to the extent not already paid to Mr. Rodio. In the event that Mr. Rodio’s employment is terminated by the Company without cause or by Mr. Rodio for good reason within twenty-four months following a change of control of the Company (provided that Mr. Rodio executes a separation agreement and release in a form customarily used by the Company for senior executives), Mr. Rodio will be entitled to a cash payment of $3,000,000.
In addition, Mr. Rodio is subject to restrictions on competition and employee and client solicitation during his employment with the Company and for up to an additional twelve months thereafter. The employment agreement also contains standard confidentiality, invention assignment and non-disparagement
covenants.
Mark Frissora
The Company and Caesars Enterprise Services, LLC (“CES”) entered into an employment agreement with Mark Frissora on February 5, 2015, which was amended on August 4, 2015, July 5, 2016 and March 8, 2017. Pursuant to the terms of the employment agreement, Mr. Frissora was appointed to the role of Chief Executive Officer and President of the Company and CES effective as of July 1, 2015. As described below, Mr. Frissora’s employment terminated on April 30, 2019.
The employment agreement provided that Mr. Frissora was entitled to a base salary, participation in the Company’s annual incentive bonus program(s) applicable to Mr. Frissora’s position (increased in 2018 to a target level of 200% to align his compensation with peer group companies), and certain perquisites, including (i) the use of our aircraft (up to a maximum value of $200,000 per fiscal year) and (ii) certain relocation benefits (including up to six months of temporary housing, reimbursements of costs incurred in connection with locating a suitable residence in Las Vegas for purchase, and gross-up
for any taxes that may apply to such relocation benefits).
The agreement provided that if Mr. Frissora’s employment was terminated by the Company without “Cause,” by Mr. Frissora for “Good Reason” (as such terms are defined in the employment agreement), or due to the Company’s non-renewal
of its term upon any expiration date, and subject to his execution and non-revocation
of a general release of claims, Mr. Frissora was entitled to receive:
•	Accrued and unpaid base salary

•	Unreimbursed business expenses

•	Amounts or benefits due under benefit and equity plans in accordance with the terms thereof

•	Cash severance equal to two times his base salary plus one times his target bonus paid in installments over 24 months;
provided, that
, if such termination occurred within six months prior to a change in control (and such termination was requested by the effectuating party of the change in control) or within 12 months following a change in control, then the cash severance shall equal two and one-half
times his base salary plus one times his target bonus paid in installments over 30 months;

•	A bonus for the year of termination of employment, based on actual full-year performance, prorated to reflect service through the date of termination, paid when bonuses are payable generally to active employees

•	Company-paid COBRA continuation and a subsidy, at the same levels in effect as of the date of termination, for continued disability and life insurance coverage, paid in installments over 24 months; and

•	One year of additional vesting in respect of (i) Mr. Frissora’s CAC RSUs (which were converted into Company RSUs in connection with the merger with CAC), (ii) his award of RSUs granted on March 23, 2016, and (iii) any other equity awards granted by the Company or CAC to Mr. Frissora after July 5, 2016.

In addition, Mr. Frissora’s employment agreement, as amended, provided that if his employment is terminated without cause, due to his death or “disability” (as defined in Mr. Frissora’s employment agreement) or by him for good reason, in each case prior to the second anniversary of the date Caesars Entertainment Operating Company, Inc. and certain of its subsidiaries emerged from bankruptcy pursuant to a plan of reorganization, (i) all of his outstanding awards under the 2012 PIP and any other Company long-term incentive program would immediately vest, (ii) any of his outstanding stock options would remain exercisable until at least the second anniversary of such termination, but not beyond the original term of the option, and (iii) any performance-based long-term incentive awards that vest, would vest based upon actual performance through the end of the applicable performance period.

The agreement also provided that Mr. Frissora was prohibited, during the
24-month
period following the termination of his employment from: (i) competing with us or our affiliates and (ii) soliciting or hiring certain employees of the Company and our affiliates. The employment agreement also contains standard confidentiality, invention assignment and non-disparagement
covenants.
On November 1, 2018, Mr. Frissora and the Company entered into a Separation Agreement, which was amended on December 21, 2018 (as amended, the “Frissora Separation Agreement”). The Frissora Separation Agreement, together with Mr. Frissora’s employment agreement, as amended, govern the terms of his departure from the Company. Under the terms of the Frissora Separation Agreement, in connection with such departure, Mr. Frissora resigned from the Company’s Board of Directors and ceased to be an officer of the Company and its subsidiaries effective as of April 30, 2019 (the “Termination Date”). Such termination was treated as a termination of Mr. Frissora’s employment without “Cause” under his employment agreement for all purposes.
Pursuant to the Frissora Separation Agreement, Mr. Frissora continues to be bound by (and he acknowledged and agreed to comply with) the covenants of non-solicitation,
 non-competition,
 non-disparagement,
 invention assignment, confidentiality and cooperation set forth in his employment agreement. Mr. Frissora further agreed to a consulting arrangement with the Company for a six-month
period following the Termination Date, which would have provided for monthly payments of $83,333 and was terminable by either party upon 30 days’ notice. The consulting period was terminated on March 29, 2019, prior to it taking effect.
Mr. Frissora received the following promptly after the Termination Date (except as otherwise indicated): (i) accrued and unpaid salary for periods worked; (ii) reimbursement for unreimbursed expenses; and (iii) all benefits accrued and vested as of the Termination Date. In addition, subject to Mr. Frissora signing a release and waiver of claims, the Company provided Mr. Frissora the following separation payments and benefits: (v) cash severance of $8,000,000, payable over twenty-four months; (w) a prorated bonus for 2019 (payable in 2020), based on actual full year performance; (x) Company-paid COBRA continuation and a subsidy, at the same levels in effect as of the date of termination, for continued disability and life insurance coverage; (y) vesting of all unvested equity and cash awards under the Company’s LTI plans (with vesting of performance-based restricted stock units and options remaining subject to achievement of applicable targets and options generally exercisable for two years after vesting); and (z) up to $75,000 reimbursement for legal fees. In addition, Mr. Frissora was entitled to receive reimbursement of legal fees in connection with the amendment to the Separation Agreement. Generally, the foregoing severance amounts and benefits are consistent with those to which Mr. Frissora was entitled under his employment agreement.
Under the Frissora Separation Agreement, Mr. Frissora received an equity grant for the 2019 compensation year with a target value of $7,000,000, which vested on the Termination Date and was prorated and settled as follows: (i) any tranches of the award that are payable based on performance will remain outstanding until the applicable performance is determined and any amount payable to Mr. Frissora will be prorated based on the number of days in 2019 that elapsed through the Termination Date; and (ii) any portion of the award that is payable based on service will be prorated based on the number of days in 2019 that elapsed through the Termination Date.
Other Named Executive Officers
We entered into employment agreements, which have been amended from time to time, with Mr. Hession (on November 10, 2014, which was amended on March 8, 2017 and April 29, 2019), Mr. Jenkin (on January 3, 2012, which was amended on March 8, 2017), Mr. Holdren (on November 1, 2017, which was amended on December 22, 2018), Ms. Digilio (on September 24, 2018, which was amended on December 12, 2018), Mr. Donovan (on April 2, 2009, which was amended on March 8, 2017, October 6, 2017 and January 29, 2018), and Mr. Ottolenghi (on January 18, 2016, which was amended on January 18, 2016) (collectively, the
“Non-CEO
Employment Agreements”). The employment agreements for Mr. Donovan and Mr. Ottolenghi terminated on June 6, 2019 and November 15, 2019, respectively, in each case, in connection with their resignation from the Company.
The
Non-CEO
Employment Agreements provide (or, for Messrs. Donovan and Ottolenghi, provided) for:
•	payment of an annual base salary (which may be adjusted from time to time);

•	participation in the Company’s annual incentive bonus program(s) applicable to the executive’s position;

•	for Ms. Digilio, a one-time bonus payment of $250,000 for 2018;

•	for Messrs. Donovan and Jenkin, an award of stock options under the applicable equity incentive plan and, for Messrs. Ottolenghi and Holdren and Ms. Digilio, participation in the Company’s LTI program at 150% of their base salary;

•	for Mr. Holdren and Ms. Digilio, one-time sign-on awards, payable in cash or equity (respectively), equal to $50,000 and $442,500 (respectively) based on certain conditions;

•	for Mr. Donovan, reimbursement of up to $80,000 for legal fees; and

•	provisions relating to severance payments and benefits upon certain terminations of employment, as described further below.

In addition, Mr. Jenkin’s employment agreement provides that, subject to Mr. Jenkin’s continued compliance with the noncompetition covenant, Mr. Jenkin (and his eligible dependents, if any) will be entitled to lifetime coverage under our group health insurance plan if (i) (A) Mr. Jenkin reaches the age of 50 and has attained 15 years of continuous service with the Company and (B) his employment is terminated without Cause, by him for Good Reason, due to Disability, or upon our delivery of a non-renewal
notice; or (ii) (A) Mr. Jenkin reaches the age of 55 and has attained 10 years of continuous service with the Company and (B) his employment is terminated other than for Cause. Mr. Jenkin has attained the foregoing age and continuous service requirements and, therefore, following his termination of employment for any of the foregoing reasons, he will be required to pay 20% of the premium for this coverage, and we will pay the remaining premium, which will be imputed as taxable income to Mr. Jenkin. This insurance coverage terminates if Mr. Jenkin breaches his non-compete
with us.
The
Non-CEO
Employment Agreements each include the following restrictive covenants: (i) noncompetition restrictions effective during employment and for 18 months thereafter (or, for Mr. Jenkin, for 30 days or up to 18 months thereafter, depending on the type of and circumstances relating to the termination); (ii) employee, client and customer nonsolicitation restrictions effective during employment and for 18 months thereafter; and (iii) standard confidentiality, invention assignment and non-disparagement
covenants (and, for Ms. Digilio, a mutual
non-disparagement
covenant). A breach of the
non-compete
covenant will cause our obligations under the
Non-CEO
Employment Agreements to terminate.
Pursuant to Mr. Donovan’s employment agreement (as amended), upon Mr. Donovan’s “Qualifying Termination” (as defined in Mr. Donovan’s employment agreement and described below), in addition to the severance payments and benefits described above, and subject to his execution and non-revocation
of a general release of claims and continued compliance with the noncompete restrictions set forth in his employment agreement, Mr. Donovan was entitled to: (i) immediate vesting of all of his outstanding awards under our LTI plans granted on or before December 31, 2017, (ii) reimbursement of up to $200,000 (with interest) for a loss on the sale of his Las Vegas residence (as determined in accordance with his employment agreement), (iii) a pro rata bonus for the calendar year in which the termination occurs based on the same criteria and target bonus percentage applicable to similarly situated officers of CES, and (iv) certain other benefits. Mr. Donovan’s employment agreement was amended on January 29, 2018 to provide for, among other things, payment of a supplemental bonus of $320,963 with respect to the executive’s 2017 annual bonus. A “Qualifying Termination,” was defined to include Mr. Donovan’s (i) resignation (or giving written notice thereof) of his employment with CES for Good Reason, (ii) resignation (or giving written notice thereof), for any or no reason, of his employment with CES on or after January 1, 2020 on no less than 90 days’ notice, (iii) resignation (or giving written notice thereof) of his employment with CES on account of his retirement, or (iv) termination without Cause (or giving written notice thereof) by CES or any affiliate thereof. Upon a Qualifying Termination, the employment agreement also provided that Mr. Donovan will enter into a one-year
consulting agreement, commencing on the date of termination, with CES under which he would have received an annualized fee of $500,000. In addition, any such Qualifying Termination would have been treated as Mr. Donovan’s resignation for Good Reason under his employment agreement and equity award agreements for all purposes.
During 2019, each of Messrs. Hession, Jenkin, Holdren, Donovan and Ottolenghi and Ms. Digilio were entitled to participate in benefits and perquisites, group health insurance, long-term disability benefits, life insurance, vacation, reimbursement of expenses, director and officer insurance, and the ability to participate in our 401(k) Plan.

On June 6, 2019, Mr. Donovan resigned from his positions as our Executive Vice-President, General Counsel and Chief Legal, Risk & Security Officer and received severance payments and benefits pursuant to his employment agreement and the Qualifying Termination provisions thereof, as described above. All of Mr. Donovan’s service-vesting RSUs accelerated and his PSUs and performance-based options remained outstanding and subject to the achievement of applicable targets. Please refer to “-Potential Payments upon Termination or Change in Control” for additional details regarding Mr. Donovan’s separation payments and benefits.
Additionally, on November 1, 2019, we informed Mr. Ottolenghi that his application to participate in Caesars’ Voluntary Severance Program (“VSP”), which was initiated in an effort towards greater operational efficiency, would be accepted. The program was offered to
US-based
corporate employees in management roles of a certain grade and above, excluding certain revenue focused departments. Mr. Ottolenghi resigned from his position as Executive Vice President and Chief Information Officer, and from all other positions he held with the Company or its subsidiaries, effective November 15, 2019 (the “Separation Date”). In connection with his resignation, Mr. Ottolenghi entered into a separation and general release agreement which provided for the following payments and benefits in accordance with the terms of the VSP, subject to Mr. Ottolenghi’s execution and non-revocation
of a general release of claims: (i) eighteen (18)-months’ base salary in the amount of $930,187.50; (ii) the continuation of the company’s portion of healthcare coverage until the eighteen (18)-month anniversary of the Separation Date; (iii) accelerated vesting of outstanding and unvested CEC restricted stock units as of the Separation Date that vest based solely on time; (iv) accelerated vesting at target level of outstanding and unvested CEC restricted stock units granted in 2019 that are subject to performance conditions; (iv) a pro rata bonus for fiscal year 2019 based on services through the Separation Date and actual performance; (v) accelerated vesting of his 2018 cash retention award in the amount of $900,000; and (vi) Company-paid outplacement services. Mr. Ottolenghi’s restricted stock units granted during 2018 that vest in respect of performance conditions shall remain outstanding and will be paid out in accordance with the terms of the applicable award agreement and incentive plan. The Separation Agreement also requires Mr. Ottolenghi’s continued compliance with restrictive covenants, including the confidentiality, non-disparagement,
non-competition
and
non-solicitation
provisions included in Mr. Ottolenghi’s employment agreement. Please refer to “-Potential Payments upon Termination or Change in Control” for additional details regarding Mr. Ottolenghi’s separation payments and benefits.
2019 GRANTS OF PLAN-BASED AWARDS
The following table gives information regarding potential incentive compensation for 2019 to our named executive officers in the “Summary Compensation Table.”
Non-Equity
Incentive Plan payouts approved for 2019 are included in the
“Non-Equity
Incentive Plan Compensation” column in the “Summary Compensation Table.”

		ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: SHARES OF STOCK OR UNITS (#)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS (2) ($)
NAME	GRANT DATE	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)
Anthony Rodio	NA	276,164	1,972,602	3,945,204	—	—	—	—	—
Mark Frissora (7)	NA 3/28/2019 (3) 4/2/2019 (4) 3/28/2019 (5) 3/28/2019 (6)	200,308 — — — —	1,430,769 — — — —	2,861,539 — — — —	— — 27,007 16,744 34,640	— — 108,025 66,973 138,559	— — 216,050 133,946 277,118	— 401,837 — — —	— 3,500,000 953,861 583,335 1,750,000
Eric Hession	NA 3/28/2019 (3) 4/2/2019 (4) 3/28/2019 (5) 3/28/2019 (6)	113,763 — — — —	812,596 — — — —	1,625,192 — — — —	— — 5,402 3,899 8,067	— — 21,605 15,595 32,265	— — 43,210 31,190 64,530	— 93,571 — — —	— 815,003 190,772 135,832 407,507
Thomas Jenkin	NA 3/28/2019 (3) 4/2/2019 (4) 3/28/2019 (5) 3/28/2019 (6)	135,588 — — — —	968,488 — — — —	1,936,975 — — — —	— — 7,331 4,637 9,593	— — 29,321 18,546 38,370	— — 58,642 37,092 76,740	— 111,275 — — —	— 969,205 258,904 161,536 484,613
Timothy Donovan	NA 3/28/2019 (3) 4/2/2019 (4) 3/28/2019 (5) 3/28/2019 (6)	41,192 — — — —	294,231 — — — —	588,461 — — — —	— — 5,016 3,110 6,434	— — 20,062 12,438 25,733	— — 40,124 24,876 51,466	— 74,627 — — —	— 650,001 177,147 108,335 325,008
Les Ottolenghi	NA 3/28/2019 (3) 4/2/2019 (4) 3/28/2019 (5) 3/28/2019 (6) 11/15/2019 (8)	58,924 — — — — —	420,885 — — — — —	841,769 — — — — —	— — 3,858 2,596 5,371 —	— — 15,432 10,383 21,481 —	— — 30,864 20,766 42,962 —	— 62,298 — — — 181,787	— 542,616 136,265 90,436 271,305 345,615
Christopher Holdren	NA 3/28/2019 (3) 4/2/2019 (4) 3/28/2019 (5) 3/28/2019 (6)	72,593 — — — —	518,524 — — — —	1,037,048 — — — —	— — 3,907 2,896 5,992	— — 15,625 11,584 23,967	— — 31,250 23,168 47,934	— 69,506 — — —	— 605,397 137,969 100,897 302,703
Monica Digilio	NA 3/28/2019 (3) 3/28/2019 (5) 3/28/2019 (6)	61,950 — — —	442,500 — — —	885,000 — — —	— — 2,153 4,454	— — 8,611 17,815	— — 17,222 35,630	— 51,665 — —	— 450,002 75,002 225,003

(1)
Represents potential threshold, target and maximum incentive compensation for 2019 under our Bonus Plan. The threshold, target, and maximum payouts are calculated by applying the percentage payouts to each named executive officer’s base salary. Actual target and maximum payouts are determined by Adjusted EBITDA performance, Free Cash Flow, and customer satisfaction results under our Bonus Plan, as the means by which the Compensation Committee exercises its negative discretion under the Senior Executive Incentive Plan, described more fully under the section “-Compensation Discussion and Analysis-Elements of Executive Compensation and Benefits for 2019-Cash Incentive Payments-Senior Executive Incentive Plan.”

(2)
The figures in this column reflect the grant date fair value of stock awards granted during the year in accordance with ASC Topic 718. Assumptions used in the calculations of these amounts are set forth in Note 16 to the consolidated financial statements included in our 2019 Annual Report.

(3)	Reflects RSUs granted under the 2017 PIP as described under “-Compensation Discussion and Analysis-Elements of Executive Compensation and Benefits for 2019-Equity Awards-Annual Awards Update.”

(4)
Reflects the second tranche of the 2018 EBITDAR PSUs granted under the 2017 PIP for which the performance goals were established in 2019 as described under “-Compensation Discussion and Analysis-Elements of Executive Compensation and Benefits for 2019-Equity Awards-Achievement of 2018 PSU Awards.” The fair value shown in the table above is based on the closing price of our Common Stock on April 2, 2019.

(5)
Reflects the first tranche of the 2019 EBITDAR PSUs granted under the 2017 PIP as described under “-Compensation Discussion and Analysis-Elements of Executive Compensation and Benefits for 2019-Equity Awards-Annual Awards Update” that vested on March 28, 2020 based on the performance period of January 1, 2019 to December 31, 2019. The fair value shown in the table above is based on the closing price of our Common Stock on March 28, 2019.

(6)
Reflects rTSR PSUs granted under the 2017 PIP in 2019 as described under “-Compensation Discussion and Analysis-Elements of Executive Compensation and Benefits for 2019-Equity Awards-Annual Awards Update.”

(7)	Pursuant to the Frissora Separation Agreement, Mr. Frissora’s 2019 equity awards were prorated based on the number of days in 2019 that Mr. Frissora was employed by the Company.

(8)	Reflects Mr. Ottolenghi’s RSU awards that were modified in connection with his separation agreement and the related incremental cost.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL
YEAR-END
The following table shows the outstanding options to purchase our common stock and RSUs and PSUs held by each of our named executive officers as of December 31, 2019. See “-Compensation Discussion and Analysis-Elements of Executive Compensation and Benefits for 2019-Equity Awards” for more information. As of December 31, 2019, Mr. Rodio did not hold any outstanding Company equity awards.

	OPTION AWARDS				STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXPIRATION DATE	OPTION EXERCISE PRICE ($)	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (1)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($) (1)
Mark Frissora	— — — — — — — — —	200,000 (2) — — — — — — — —	2/5/2025 — — — — — — — —	9.45 — — — — — — — —	— 102,624 (3) — — — — 20,919 (8) — —	— 1,395,686 — — — — 284,498 — —	— — 5,401 (4) 108,025 (5) 5,401 (6) 45,554 (7) — 1,100 (9) 44,038 (10)	— — 73,454 1,469,140 73,454 619,534 — 14,960 598,917
Eric Hession	15,107 22,116 3,125 20,000 26,250 — — — — — — — — — — —	3,486 (11) 1,705 (11) — — — — — — — — — — — — — —	7/25/2022 8/21/2022 6/28/2023 5/7/2024 5/29/2025 — — — — — — — — — —	8.23 8.22 9.45 9.45 9.36 — — — — — — — — — — —	— — — — — 130,065 (12) 43,211 (13) 20,525 (3) — — — 93,571 (14) — 14,816 (8) — —	— — — — — 1,768,884 587,670 279,140 — — — 1,272,566 — 201,498 — —	— — — — — — — — 1,080 (4) 21,605 (5) 1,080 (6) — 32,265 (7) — 779 (9) 31,191 (10)	— — — — — — — — 14,688 293,828 14,688 — 438,804 — 10,594 424,198

	OPTION AWARDS				STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS EXERCISABLE (#)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXPIRATION DATE	OPTION EXERCISE PRICE ($)	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (1)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($) (1)
Thomas Jenkin	363,541 37,500 88,000 50,040 — — — — — — — — — — —	35,947 (11) — — — — — — — — — — — — — —	8/21/2022 6/28/2023 5/7/2024 5/29/2025 — — — — — — — — — — —	8.22 9.45 9.45 9.36 — — — — — — — — — — —	— — — — 198,194 (12) 58,643 (13) 27,855 (3) — — — 111,275 (14) — 17,619 (8) — —	— — — — 2,695,438 797,545 378,828 — — — 1,513,340 — 239,618 — —	— — — — — — — 1,466 (4) 29,321 (5) 1,466 (6) — 38,370 (7) — 927 (9) 37,092 (10)	— — — — — — — 19,938 398,766 19,938 — 521,832 — 12,607 504,451
Timothy Donovan	—	9,737 (11)	8/21/2022	8.22	— 19,059 (3) — — — — 11,817 (8) — —	— 259,202 — — — — 160,711 — —	— — 1,003 (4) 20,062 (5) 1,003 (6) 25,733 (7) — 621 (9) 24,876 (10)	— — 13,641 272,843 13,641 349,969 — 8,446 338,314
Les Ottolenghi	—	—	—	—	14,661 (3) — — —	199,390 — — —	— 771 (4) 15,433 (5) 771 (6)	— 10,486 209,889 10,486
Christopher Holdren	—	—	—	—	71,670 (15) 31,251 (13) 14,844 (3) — — — 69,506 (14) 11,005 (8) — — —	974,712 425,014 201,878 — — — 945,282 149,668 — — —	— — — 781 (4) 15,625 (5) 781 (6) — — 579 (9) 23,169 (10) 23,967 (7)	— — — 10,622 212,500 10,622 — — 7,874 315,098 325,951
Monica Digilio	—	—	—	—	28,366 (16) 51,665 (14) 8,181 (8) — — —	385,778 702,644 111,262 — — —	— — — 430 (9) 17,222 (10) 17,815 (7)	— — — 5,848 234,219 242,284

(1)	Market value is determined based on the closing price of our common stock on December 31, 2019 or $13.60 per share.

(2)	200,000 of the options vest based on the achievement of a $15.00 stock price target.

(3)	Represents PSUs granted April 2, 2018 with respect to which the performance goals have been attained and vested on April 2, 2020.

(4)
Represents the remaining 5% of the second tranche of the PSUs granted on April 2, 2018 which remain outstanding and are eligible to vest on April 2, 2021 based on the achievement of certain Company cumulative EBITDA goals. The number of PSUs shown represents the number of performance shares remaining in the second tranche that may be earned during the performance periods based on target performance.

(5)
Represents PSUs granted on April 2, 2018 which are eligible to vest on April 2, 2021 based on achievement of certain Company EBITDA goals. The number of PSUs shown represents the number of performance shares that may be earned during the performance period based on target performance.

(6)
Represents the remaining 5% of the first tranche of the PSUs granted on April 2, 2018 which remain outstanding and are eligible to vest on April 2, 2021 based on the achievement of certain Company cumulative EBITDA goals. The number of PSUs shown represents the number of performance shares remaining in the first tranche that may be earned during the performance periods based on target performance.

(7)
Represents PSUs granted on March 28, 2019 which are eligible to vest on March 28, 2022 based on achievement of certain Company rTSR goals. The number of PSUs shown represents the number of performance shares that may be earned during the performance period based on target performance.

(8)	Represents PSUs granted on March 28, 2019 with respect to which the performance goals have been attained and vested on March 28, 2020.

(9)
Represents the remaining 5% of the first tranche of the PSUs granted on March 28, 2019 which remain outstanding and are eligible to vest on March 28, 2022 based on the achievement of certain Company cumulative EBITDA goals. The number of PSUs shown represents the number of performance shares remaining in the first tranche that may be earned during the performance periods based on target performance.

(10)
Represents PSUs granted on March 28, 2019, 50% of which are eligible to vest on March 28, 2021 and March 28, 2022, respectively, based on achievement of certain Company EBITDA goals. The number of PSUs shown represents the number of performance shares that may be earned during the performance periods based on target performance.

(11)
Performance options vest if the simple average of the last reported sale prices per share of the option shares for the 30 calendar day period ending on the day immediately preceding the date of determination is equal to or greater than $35.

(12)	One-half of RSUs vest on October 6, 2020 and 2021, respectively.

(13)	One-half of RSUs vest on April 2, 2020 and 2021, respectively.

(14)	33% of RSUs vest on March 28 of each 2020, 2021 and 2022, respectively.

(15)	50% of RSUs vest on November 1, 2020 and 2021, respectively.

(16)	50% of RSUs vest on September 24, 2020 and 2021, respectively.

2019 OPTION EXERCISES AND STOCK VESTED
The following table gives certain information concerning stock option and stock award exercises and vesting during 2019.

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES EXERCISED (#)	VALUE REALIZED ON EXERCISE (1) ($)	NUMBER OF SHARES VESTING (#)	VALUE REALIZED ON VESTING (2) ($)
Anthony Rodio	—	—	—	—
Mark Frissora	800,000	9,208,000	1,859,834	17,180,312
Eric Hession	—	—	169,904	1,682,622
Thomas Jenkin	—	—	259,900	2,570,833
Christopher Holdren	—	—	66,303	711,595
Monica Digilio	—	—	14,183	166,367
Timothy Donovan	163,445	1,869,811	388,351	3,507,832
Les Ottolenghi	—	—	340,073	4,091,940

(1)	Value represents the difference between the fair market value of our stock underlying the options at exercise and the exercise price of the option.
(2)	Value realized is calculated as the number of shares vested times the closing price of our common stock on the date vested.
For discussion of how equity grants are determined, see “-Compensation Discussion and Analysis-Elements of Executive Compensation and Benefits for 2019-Equity Awards.”
2019 NONQUALIFIED DEFERRED COMPENSATION
The following table provides information on the deferred compensation plans that during 2019 provided for deferrals of compensation to our named executive officers on a basis that is not tax-qualified.
Other than Messrs. Hession and Jenkin, none of our named executive officers participated in any of our deferred compensation plans in 2019.

NAME	PLAN	EXECUTIVE CONTRIBUTIONS IN 2019 (1) ($)	COMPANY’S CONTRIBUTIONS IN 2019 (1) ($)	AGGREGATE EARNINGS IN 2019 (1) ($)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT DECEMBER 31, 2019 ($)
Eric Hession	Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II	—	—	41,425	—	190,849
Thomas Jenkin	Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan	—	—	1,588,967	—	14,066,252

(1)	The following deferred compensation contribution and earnings amount were reported in the 2019 Summary Compensation Table.

NAME	CONTRIBUTIONS IN 2019 ($)	ABOVE MARKET EARNINGS IN 2019 ($) (1)
Eric Hession	—	—
Thomas Jenkin	—	536,268

(1)	All other earnings were at market rates from deferred compensation investments directed by the executive.
Our six deferred compensation plans that we maintain for our employees allow certain employees an opportunity to save for retirement and other purposes. As noted above, as of December 31, 2019, Mr. Jenkin has a balance in the EDCP, and Mr. Hession has a balance in the ESSP II. Except for the ESSP III and the Director Deferred Compensation Plan, each of our deferred compensation plans, including the EDCP and ESSP II, have been frozen and no longer provide for voluntary deferrals by active employees. Therefore, no deferrals were made to any deferred compensation plan in 2019 by our named executive officers; however, participants in each of these plans may still earn returns on existing plan balances based upon their selected investment alternatives, which are reflected in their deferral accounts. The other named executive officers do not have a balance in any of the deferred compensation plans.
For additional information, see “Compensation Discussion and Analysis-Deferred Compensation Plans.”
Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan
We previously sponsored the EDCP, pursuant to which certain of our employees were eligible to voluntarily defer a portion of their annual compensation. The EDCP was frozen and new deferrals into the EDCP were terminated, in 2001. Amounts deferred pursuant to the EDCP prior to 2001 remain subject to the terms and conditions of the EDCP and will continue to earn interest (as further described below) at a fixed rate described in the EDCP and approved by the Human Resources Committee of the Board (the “HRC”). To assure payment of participant deferrals, an escrow fund was established under the EDCP. Under the EDCP, the executive earns the retirement rate under the EDCP if he attains (1) specified age and service requirements (
i.e.,
55 years of age plus 10 years of service or 60 years of age) or (2) attains specified age and service requirements (
i.e.,
is at least 50 years old, and when added to years of service, equals 65 or greater) and if his employment is terminated without cause pursuant to his employment agreement. Mr. Jenkin has met the foregoing requirements described in clause (1) to earn the retirement rate and, therefore, Mr. Jenkin is earning interest at the average retirement rate of 5.74% for calendar year 2019 on post-1995 deferrals, and 15.5% on pre-1996
deferrals. The executive receives service credit under the EDCP for any salary continuation and non-compete
period.
The HRC approves the EDCP retirement rate (which cannot be lower than a specified formula rate) annually. In October 1995, the HRC approved a fixed retirement rate of 15.5% for all account balances under the EDCP as of December 31, 1995 (subject to plan minimum rates contained in the EDCP). The interest rates on post-1995 deferrals continue to be approved each year by the HRC. The average retirement rate on post-1995 deferrals during 2019 was the EDCP’s minimum retirement rate of 5.74%.
Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II
We previously sponsored the ESSP II, pursuant to which certain of our employees were eligible to voluntarily defer a portion of their annual compensation. As of January 1, 2015, the ESSP II was frozen and it no longer accepts deferrals. Under the ESSP II certain key employees, including our named executive officers, could defer a specified percentage of their salary and bonus and choose from a selection of varied investment alternatives, the results of which would be reflected in their deferral accounts. In February 2009, the Company eliminated its option to make matching contributions with respect to deferrals of salary to those participants who are eligible to receive matching contributions under the Company’s 40l(k) plan with respect to deferrals of salary. Participants in the ESSP II were able to immediately vest in their own deferrals and in any Company-funded matching and/or discretionary contributions over five years. To assure payment of these deferrals, a trust fund was established similar to the escrow fund for the EDCP. The trust fund was funded to match the various types of investments selected by participants for their deferrals. The ESSP II does not provide a fixed interest rate, as the EDCP does, and therefore the market risk of plan investments is borne by participants rather than us. Mr. Hession’s earnings in 2019 under the ESSP II are included in the above table.
For the ESSP II, the table below shows the investment funds available and the annual rate of return for each fund for the year ended December 31, 2019:

NAME OF FUND	2019 RATE OF RETURN

500 Index Trust B	31.16%

Aggressive Growth Lifecycle	24.84%

American International Trust	22.40%

BlackRock Small Cap Index	24.80%

Capital Appreciation Trust	32.88%

Conservative Lifecycle	13.89%

Diversified Bond	13.00%

Equity-Income Trust	26.47%

Growth Lifecycle	21.88%

Inflation Managed	8.64%

International Equity Index Trust B	21.44%

Mid Cap Stock Trust	34.63%

Mid Value Trust	19.49%

Moderate Lifecycle	17.57%

Money Market Trust	1.97%

PSF Real Estate	31.28%

Small Cap Stock Trust	38.1%

Small Cap Value Trust	26.62%

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
For a detailed description of the termination or “change in control” provisions applicable to our named executive officers under their employment agreements, see “-Discussion of the Summary Compensation Table” above.
The following tables show the estimated amount of potential cash severance payable to each of the named executive officers, other than Messrs. Frissora, Donovan and Ottolenghi whose employment terminated during 2019, as well as the estimated value of continuing benefits, based on compensation and benefit levels in effect on December 31, 2019. The actual termination payments to Messrs. Frissora, Donovan, and Ottolenghi are summarized here:
Mark Frissora
We entered into a separation agreement with Mr. Frissora on November 1, 2018, which, as it was amended on December 21, 2018 (the “Frissora Separation Agreement”), which governed the terms of his separation from the Company. For additional details, see “-Discussion of the Summary Compensation Table -Chief Executive Officer.” Subject to the terms of the Frissora Separation Agreement, Mr. Frissora continued as President and Chief Executive Officer until his termination date of April 30, 2019. In connection with his termination, Mr. Frissora became vested in all unvested equity and cash awards (with vesting of PSUs and options remaining subject to achievement of applicable targets and options generally exercisable for two years after vesting) and as a result, a total of $32,000,000 of accelerated compensation expense was recognized through his exit date of April 30, 2019, of which $13,000,000 was recognized during the year ended December 31, 2019 and $19,000,000 during the year ended December 31, 2018. Mr. Frissora’s payments under the Frissora Separation Agreement consisted of $8,000,000 in cash severance payments, $1,359,231 in short-term incentive payments, $13,692,014 of value related to the acceleration of service-vesting RSU awards, $2,897,173 related to outstanding PSUs assuming attainment of target performance, and $2,000,000 in accelerated vesting of cash awards, and $24,872 in medical and welfare benefits. Value realized for stock awards was calculated as the number of accelerated RSU shares and the number of shares underlying the PSUs assuming attainment of target performance times the closing price of our common stock at April 30, 2019 of $9.36. The performance vesting stock options were underwater as of the separation date and as such had no intrinsic value.

Timothy Donovan
On June 6, 2019, Mr. Donovan resigned from his positions as our Executive Vice-President, General Counsel and Chief Legal, Risk & Security Officer and received the following payments and benefits pursuant to the Qualifying Termination provisions of his employment agreement: $1,275,000 in severance payments, $294,231 in short-term incentive payments, $2,631,010 related to the acceleration of Mr. Donovan’s outstanding RSU awards, $951,109 related to outstanding PSUs assuming attainment of target performance, and $900,000 in accelerated vesting of cash awards, and $32,802 in medical and welfare benefits. The value realized for Mr. Donovan’s RSU awards and PSUs was based on the number of accelerated RSUs and the number of shares underlying the PSUs assuming attainment of target performance multiplied by the closing price of our common stock at June 6, 2019 of $9.13. The performance vesting stock options were underwater as of the separation date and, as such, had no intrinsic value. Pursuant to Mr. Donovan’s employment agreement, upon his resignation of employment, we entered into a one-year
consulting agreement under which Mr. Donovan will receive an annualized fee of $500,000, payable in twelve (12) equal monthly installments. Under the consulting agreement, in the event the Company terminates the consulting agreement for any reason other than for cause (as defined in the consulting agreement) or pursuant to the Company’s ethics program, Mr. Donovan will continue to receive the annualized fee after such termination in monthly installments for the remainder of the one-year
term. For additional details, please refer to “-Discussion of the Summary Compensation Table -Other Named Executive Officers.”
Les Ottolenghi
We entered into a separation agreement with Mr. Ottolenghi on November 15, 2019 (the “Ottolenghi Separation Agreement”), which governed the terms of his resignation from his position as Executive Vice President and Chief Information Officer, and from all other positions he held with the Company or its subsidiaries, effective November 15, 2019 (the “Separation Date”). For additional details, please refer to “-Discussion of the Summary Compensation Table -Other Named Executive Officers.” Pursuant to the Ottolenghi Separation Agreement, Mr. Ottolenghi received the following payments and benefits in accordance with the terms of the VSP: (i) eighteen (18)-months’ base salary; (ii) the continuation of the company’s portion of healthcare coverage until the eighteen (18)-month anniversary of the Separation Date; (iii) accelerated vesting of outstanding and unvested CEC restricted stock units as of the Separation Date that vest based solely on time; (iv) accelerated vesting at target level of outstanding and unvested CEC restricted stock units granted in 2019 that are subject to performance conditions; (iv) a pro rata bonus for fiscal year 2019 based on services through the Separation Date and actual performance; (v) accelerated vesting of his 2018 cash retention award in the amount of $900,000; and (vi) Company-paid outplacement services. Mr. Ottolenghi’s RSUs granted during 2018 that vested in respect of performance conditions remained outstanding and will be paid out in accordance with the terms of the applicable award agreement and incentive plan. These payments consisted of $930,188 in severance payments, $399,840 in short-term incentive payments, $2,355,960 related to the acceleration of Mr. Ottolenghi’s outstanding RSU awards, $1,092,087 related to outstanding PSUs assuming attainment of target performance, $900,000 in accelerated vesting of cash awards, and $30,124 in medical and welfare benefits. Value realized for stock awards was calculated based on the number of accelerated RSUs multiplied by the closing price of our common stock at November 15, 2019 of $12.96.
For each of the named executive officers included in the tables below, we have assumed that their employment was terminated on December 31, 2019 and the market value of their unvested equity awards was $13.60 per share, which was the fair market value of our common stock as of December 31, 2019. Due to the numerous factors involved in estimating these amounts, the actual value of benefits and amounts to be paid can only be determined upon a named executive officer’s termination of employment.

ANTHONY RODIO

COMPENSATION	VOLUNTARY TERMINATION ($)	RETIREMENT ($)	INVOLUNTARY NOT FOR CAUSE OR GOOD REASON TERMINATION ($)	FOR CAUSE TERMINATION ($)	INVOLUNTARY OR GOOD REASON TERMINATION (CHANGE IN CONTROL) ($)		DISABILITY ($)	DEATH ($)

Severance Payment	—	—	1,500,000	—	3,000,000		—	—

Short-Term Incentive (5)	—	—	1,972,602	—	1,972,602	(8)	—	—

Accelerated Vesting of Stock and/or Cash Award (4)	—	—	—	—	—		—	—

Benefits and Perquisites:

Post-retirement Health Care (1)	—	—	—	—	—		—	—

Medical Benefits	—	—	14,749	—	14,749		14,749	—

Life and Accident Insurance and Benefits (2)	—	—	9,286	—	9,286		9,286	3,500,000

Accrued Benefits Under Savings and Retirement Plan (3)	8,400	8,400	8,400	8,400	8,400		8,400	8,400

Totals	8,400	8,400	3,505,037	8,400	5,005,037		32,435	3,508,400

ERIC HESSION

COMPENSATION	VOLUNTARY TERMINATION ($)	RETIREMENT ($)	INVOLUNTARY NOT FOR CAUSE OR GOOD REASON TERMINATION ($)	FOR CAUSE TERMINATION ($)	INVOLUNTARY OR GOOD REASON TERMINATION (CHANGE IN CONTROL) ($)		DISABILITY ($)		DEATH ($)

Severance Payment	—	—	1,222,500	—	1,222,500		1,222,500		—

Short-Term Incentive (5)	—	—	900,000	—	1,802,956	(9)	900,000		900,000

Accelerated Vesting of Stock and/or Cash Award (4)	—	—	—	—	2,347,659		—		—

Benefits and Perquisites:

Post-retirement Health Care (1)	—	—	—	—	—		—		—

Medical Benefits	—	—	22,588	—	22,588		—		—

Life and Accident Insurance and Benefits (2)	—	—	8,740	—	8,740		8,740		2,207,000

Accrued Benefits Under Savings and Retirement Plan (3)	8,400	8,400	8,400	8,400	8,400		8,400		8,400

Totals	8,400	8,400	2,162,228	8,400	5,412,843		2,139,640	(6)	3,115,400

THOMAS JENKIN

COMPENSATION	VOLUNTARY TERMINATION ($)	RETIREMENT ($)	INVOLUNTARY NOT FOR CAUSE OR GOOD REASON TERMINATION ($)		FOR CAUSE TERMINATION ($)	INVOLUNTARY OR GOOD REASON TERMINATION (CHANGE IN CONTROL) ($)		DISABILITY ($)		DEATH ($)

Severance Payment	—	—	1,938,404		—	1,938,404		1,938,404		—

Short-Term Incentive (5)	—	—	1,868,488	(10)	—	1,868,488	(10)	900,000		900,000

Accelerated Vesting of Stock and/or Cash Award (4)	—	—	—		—	2,791,849		—		—

Benefits and Perquisites:

Post-retirement Health Care (1)	119,573	119,573	119,573		—	119,573		119,573		—

Medical Benefits	—	—	—		—	—		—		—

Life and Accident Insurance and Benefits (2)	—	—	13,957		—	13,957		13,957		3,500,000

Accrued Benefits Under Savings and Retirement Plan (3)	5,700	5,700	5,700		5,700	5,700		5,700		5,700

Totals	125,273	125,273	3,946,122		5,700	6,737,971		2,977,634	(7)	4,405,700

CHRISTOPHER HOLDREN

COMPENSATION	VOLUNTARY TERMINATION ($)	RETIREMENT ($)	INVOLUNTARY NOT FOR CAUSE OR GOOD REASON TERMINATION ($)	FOR CAUSE TERMINATION ($)	INVOLUNTARY OR GOOD REASON TERMINATION (CHANGE IN CONTROL) ($)		DISABILITY ($)	DEATH ($)

Severance Payment	—	—	1,037,813	—	1,037,813		1,037,813	—

Short-Term Incentive (5)	—	—	800,000	—	1,408,524	(11)	800,000	800,000

Accelerated Vesting of Stock and/or Cash Award (4)	—	—	—	—	1,743,874		—	—

Benefits and Perquisites:

Post-retirement Health Care (1)	—	—	—	—	—		—	—

Medical Benefits	—	—	15,715	—	15,715		15,715	—

Life and Accident Insurance and Benefits (2)	—	—	6,169	—	6,169		6,169	2,076,000

Accrued Benefits Under Savings and Retirement Plan (3)	8,400	8,400	8,400	8,400	8,400		8,400	8,400

Totals	8,400	8,400	1,868,097	8,400	4,220,495		1,868,097	2,884,400

MONICA DIGILIO

COMPENSATION	VOLUNTARY TERMINATION ($)	RETIREMENT ($)	INVOLUNTARY NOT FOR CAUSE OR GOOD REASON TERMINATION ($)	FOR CAUSE TERMINATION ($)	INVOLUNTARY OR GOOD REASON TERMINATION (CHANGE IN CONTROL) ($)		DISABILITY ($)	DEATH ($)

Severance Payment	—	—	885,000	—	885,000		885,000

Short-Term Incentive (5)	—	—	432,500	—	963,000	(12)	432,500	432,500

Accelerated Vesting of Stock and/or Cash Award (4)	—	—	—	—	1,296,257		—	—

Benefits and Perquisites:

Post-retirement Health Care (1)	—	—	—	—	—		—	—

Medical Benefits	—	—	15,746	—	15,746		15,746	—

Life and Accident Insurance and Benefits (2)	—	—	5,397	—	5,397		5,397	1,770,000

Accrued Benefits Under Savings and Retirement Plan (3)	8,400	8,400	8,400	8,400	8,400		8,400	8,400

Totals	8,400	8,400	1,347,043	8,400	3,173,800		1,347,043	2,210,900

(1)	Reflects the estimated present value of all future benefits under our health plans.
(2)	Reflects the estimated present value of the cost of coverage for life and accident insurance policies and the estimated amount of proceeds payable to the executive’s beneficiaries in the event of the executive’s death.
(3)	Reflects the employer match portion for the Company’s 401(k) Plan.
(4)
Represents the value associated with the vesting of all outstanding RSUs and PSUs from the 2019 Annual Grant as of December 31, 2019 valued at the closing price of the Company’s common stock as of December 31, 2019 ($13.60).

(5)	Represents the actual bonus payment for the year ended December 31, 2019.
(6)	Total disability amount for Mr. Hession excludes long-term disability insurance payments of $25,000 per month.
(7)	Total disability amount for Mr. Jenkin is reduced by long-term disability insurance payments of $25,000 per month, for 18 months.
(8)	Under the Merger Agreement with ERI, Mr. Rodio is eligible for a pro-rated bonus if he is terminated without cause or terminated for good reason in relation to the Change in Control.
(9)	Under the Merger Agreement with ERI, Mr. Hession is eligible for a pro-rated
bonus if he is terminated without cause or terminated for good reason (in each case, as defined in Mr. Hession’s employment agreement) in relation to the Change in Control. $1,802,596 is comprised of the pro-rata
bonus ($902,596) and a cash incentive under the 2017 PIP of $900,000.

(10)	Under Mr. Jenkin’s employment agreement, he is eligible for a pro-rated
bonus if he is terminated without cause or terminated for good reason. $1,868,488 is comprised of the pro-rata
bonus ($968,488) and a cash incentive under the 2017 PIP of $900,000.
(11)	Under the Merger Agreement with ERI, Mr. Holdren is eligible for a pro-rated
bonus if he is terminated without cause or terminated for good reason (in each case, as defined in Mr. Holdren’s employment agreement) in relation to the Change in Control. $1,408,524 is comprised of the pro-rata
bonus ($608,524) and a cash incentive under the 2017 PIP of $800,000.
(12)	Under the Merger Agreement with ERI, Ms. Digilio is eligible for a pro-rated
bonus if she is terminated without cause or terminated for good reason (in each case, as defined in Ms. Digilio’s employment agreement) in relation to the Change in Control. $963,000 is comprised of the pro-rata
bonus ($530,500) and a cash incentive under the 2017 PIP of $432,500.
Additional Potential Payments in Connection with the Merger
In addition to the potential severance payments and benefits that may be paid to the named executive officers in connection with a potential termination of employment and upon a change in control, which would include the consummation of the Merger, the named executive officers are also entitled to additional payments and benefits upon the consummation of the Merger, or upon a qualifying termination after the consummation of the Merger, in each case, pursuant to the terms of the Merger Agreement.
Treatment of Caesars Equity Awards upon the Merger
Each PSU that vests based on the Company’s level of EBITDA or Adjusted EBITDA, as measured over the applicable performance period that is outstanding as of immediately prior to the consummation of the Merger (each, an “EBITDA PSU”) will, as of the consummation of the Merger, be converted into the right to receive the Cash Election Consideration (as defined in the Merger Agreement). For purposes of calculating the number of EBITDA PSUs to which each holder thereof is entitled, the number of EBITDA PSUs will be based on “actual” performance achieved (measured through the end of the month immediately prior to the consummation of the Merger, as proportionately extrapolated through the remainder of the applicable performance period), with respect to EBITDA PSUs that are eligible to vest in respect of the year in which the consummation of the Merger occurs, and will be based on “target” level achievement with respect to EBITDA PSUs eligible to vest in respect of full performance periods commencing after the closing date.
The table below shows the aggregate value of the EBITDA PSUs held by the named executive officers as of December 31, 2019, based on the closing market price of Caesars common stock on December 31, 2019, and assuming vesting at target-level performance for all such awards, including those EBITDA PSUs that are eligible to vest in respect of the year in which the closing occurs, which ultimately will be based on actual performance through the closing date.

NAME	NUMBER OF EBITDA PSUs (#)	VALUE ($)

Anthony Rodio	—	—

Mark Frissora	287,508	3,910,109

Eric Hession	91,076	1,238,634

Thomas Jenkin	115,746	1,574,146

Christopher Holdren	66,784	908,262

Monica Digilio	25,833	351,329

Timothy Donovan	78,441	1,066,798

Les Ottolenghi	31,636	430,250

Potential Severance Payments and Benefits to Executive Officers in connection with the Merger
In connection with the Merger, any outstanding Company stock options will vest in full in the event that the executive officer’s employment is terminated by the surviving corporation without cause or by the officer for good reason (in each case, as defined in the executive officer’s employment agreement or the 2017 PIP as in effect as of the date of the Merger Agreement), in either case within 24 months following the consummation of the Merger.
The table below summarizes the number of unvested time-based stock options and unvested performance-based stock options held by the named executive officers that are unvested as of December 31, 2019, and the aggregate value of such outstanding stock options, calculated based on the closing market price of Caesars common stock on December 31, 2019 (and subtracting the applicable exercise price applicable to such option). In the case of the performance-based stock options, the amounts shown below assume attainment of the performance goals). Unvested performance-based stock options are expected to be cancelled in connection with the consummation of the Merger.

NAME	NUMBER OF STOCK OPTIONS (#)	VALUE ($)

Anthony Rodio	—	—

Mark Frissora	200,000	830,000

Eric Hession	5,191	27,893

Thomas Jenkin	35,947	193,395

Christopher Holdren	—	—

Monica Digilio	—	—

Timothy Donovan	9,737	52,385

Les Ottolenghi	—	—
RSUs that are subject to time-based vesting conditions (“Time-Based RSUs”) and PSUs that are eligible to vest in respect of performance conditions that are based on stock or market price (“Market-Based PSUs”) will vest in full (at target level with respect to Market-Based PSUs) in the event that the executive officer’s employment is terminated either by the surviving corporation without cause or by the executive officer for good reason (in each case, as defined in the executive officer’s employment agreement or the 2017 PIP as in effect as of the date of the Merger Agreement), in either case within 24 months following the consummation of the Merger.
The table below summarizes the number of Time-Based RSUs and Market-Based PSUs held by the named executive officers as of December 31, 2019, with the aggregate value thereof calculated based on the closing market price of Caesars common stock on December 31, 2019.

NAME	NUMBER OF TIME- BASED RSUs (#)	NUMBER OF MARKET-BASED PSUs (#)	AGGREGATE VALUE ($)

Anthony Rodio	—	—	—

Mark Frissora	—	45,554	619,534

Eric Hession	266,847	32,265	4,067,923

Thomas Jenkin	368,112	38,370	5,528,155

Christopher Holdren	172,427	23,967	2,670,958

Monica Digilio	80,031	17,815	1,330,706

Timothy Donovan	—	25,733	349,969

Les Ottolenghi	—	—	—

DIRECTOR COMPENSATION
For their service, each of our
non-employee
directors receives annual cash compensation paid monthly in arrears as well as an annual equity grant generally awarded concurrent with the time of the annual meeting of stockholders. For 2019, director compensation consisted of the following components:

COMPONENT	PAYABLE TO	ANNUAL AMOUNT ($)

Annual retainer	Each non-employee Director	100,000

Audit Committee service	Each Audit Committee member	25,000

Compensation Committee service	Each Compensation Committee member	15,000

Governance & Corporate Responsibility Committee service	Each Governance & Corporate Responsibility Committee member	15,000

Strategy & Finance Committee service	Each Strategy & Finance Committee member	25,000

Transaction Committee service	Each Transaction Committee member (non-chair)	50.000

Chairman service	Chairman of the Board	100,000

	Chair of Transaction Committee	100,000

	Chair of each other Board Committee	15,000

Annual equity grant	Chairman of the Board	205,000

	Each other non-employee Director	155,000
In addition, after six meetings of any of our board of directors or standing committees have been held in a single year, then for each subsequent, additional meeting held in the calendar year, each member of the board or committee receives additional compensation as follows:
For
In-Person
Meetings:
•	Chairman of the board or committee: $2,500
•	Member of the board or committee: $1,500
For Telephonic Meetings:
•	Chairman of the board or committee: $2,000
•	Member of the board or committee: $1,000
A meeting is counted toward this total only if it is formal and minutes are kept. Informal meetings where minutes are not kept are not eligible for additional compensation. If meetings of both the full Board as well as Committees occur at the same time (
e.g.
,

regularly scheduled quarterly meeting), this will only count as one meeting for the purposes of this annual total. Annual compensation earned as a result of these additional meetings is capped at $15,000 per Board member.
All of our directors are reimbursed for expenses incurred in connection with their service on the Board.
The following table sets forth the compensation provided by the Company to non-employee
directors during 2019:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($) (1)	ALL OTHER COMPENSATION ($)	TOTAL ($)

Thomas Benninger	215,000	155,006	436	370,442

John Boushy (2)	22,167	25,484	—	47,651

Juliana Chugg	140,000	103,200	5,263	248,463

Denise Clark	162,083	103,200	4,003	269,286

Keith Cozza (3)	181,667	129,954	—	311,621

John Dionne	155,000	155,006	243	310,249

Matthew Ferko (2)	25,333	25,484	—	50,817

James Hunt	215,000	205,010	2,071	422,081

Jan Jones Blackhurst (4)	25,000	39,073	3,552	67,625

Don Kornstein	259,792	155,006	492	415,290

Courtney Mather (3)	181,667	129,954	1,168	312,789

James Nelson (3)	116,167	129,954	1,198	247,319

David Sambur (5)	52,472	—	—	52,472

Richard Schifter (6)	113,681	155,006	2,885	271,572

Christopher Williams (2)(7)	19,167	25,484	—	44,651

(1)	Includes (1) an equity grant in consideration of Board service for the period of January through February 2019 with the number of shares granted determined by dividing the grant date value of the award ($25,479) by $8.97, the closing price of the Company’s common stock on March 1, 2019, the date of grant, rounded up to the nearest whole share for Messrs. Boushy, Ferko and Williams; (2) an equity grant in consideration of Board service for the period of March through June of 2019 with the number of shares granted determined by dividing the grant date value of the award ($49,260) by $9.13, the closing price of the Company’s common stock on June 6, 2019, the date of grant, rounded up to the nearest whole share for Messrs. Cozza, Mather and Nelson; (3) an equity grant for Ms. Blackhurst in consideration of Board service for the period of October through December of 2019 with the number of shares granted determined by dividing the grant date value of the award ($39,068) by $11.73, the closing price of the Company’s common stock on October 1, 2019, the date of grant, rounded up to the nearest whole share; and (4) the annual equity grant for 2019 with the number of shares granted determined by dividing the following grant date values of the awards by $12.09, the closing price of the Company’s common stock on July 2, 2019, the date of grant, rounded up to the nearest whole share: $205,000 for Mr. Hunt, $155,000 each for Messrs. Benninger, Dionne, Kornstein and Schifter, and $103,192 each for Mses. Chugg and Clark, and $80,685 for Messrs. Cozza, Mather and Nelson. As of December 31, 2019, Ms. Blackhurst held 154,857 outstanding performance share units and stock options. None of the other members of our Board held unvested awards as of December 31, 2019.
(2)	Messrs. John Boushy, Matthew Ferko, and Christopher Williams resigned from the Board effective March 1, 2019.
(3)	Messrs. Keith Cozza, Courtney Mather, and James Nelson were appointed to the Board on March 1, 2019.
(4)	Ms. Jones Blackhurst was appointed to the Board to fill the vacancy resulting from Mr. Schifter’s resignation, effective as of September 5, 2019. Ms. Blackhurst continued her role as Executive Vice President, Public Policy & Corporate Responsibility of the Company until October 1, 2019, at which time her employment with the Company ceased. In addition to the compensation received by Ms. Jones Blackhurst as a member of the Board, she also received $2,928,271, which included $1,296,880, consisting of (i) $665,738 in cash severance payments, (ii) $282,161 related to PSUs granted during 2019 (with the value for the PSUs calculated based on target attainment of the goals and the closing price of our common stock of $11.66 as of her last day of employment at the Company on September 30, 2019. This includes only the acceleration of those equity awards for which the performance goals had not been established and such the grant date fair value was not determined during her active employment.), (iv) $250,000 in accelerated vesting of cash awards, and (v) $98,981 in estimated lifetime medical and welfare benefits, in each case, pursuant to her Separation and General Release Agreement with the Company.

(5)	Mr. Sambur is an employee of Apollo (as defined in this Amendment). Pursuant to Apollo Management Group’s internal policies, Mr. Sambur assigned the right to receive compensation as a director in favor of an affiliate designated by Apollo. Mr. Sambur resigned from the Board effective April 4, 2019.
(6)	Mr. Schifter resigned from the Board effective September 5, 2019.
(7)	Mr. Williams had a total of 14,453 options on March 1, 2019 all of which were exercisable.
Pursuant to the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan (“Director Deferred Compensation Plan”), effective January 1, 2019, non-employee
directors have an opportunity to defer their Board compensation and equity grants, as further described below. In 2019, each of Ms. Clark and Messrs. Cozza and Mather elected to defer their cash and equity compensation under the Director Deferred Compensation Plan. Mr. Hunt elected to defer a portion of his equity compensation. Mr. Schifter elected to defer all of his equity compensation under the Director Deferred Compensation Plan.
In May 2019, the Board approved compensation for service on the Transaction Committee of $50,000 for each member and $100,000 for the Chair of the committee, with 50% of that compensation to be paid upon Board approval of the compensation and 50% to be paid 90 days after the Transaction Committee was formed on March 28, 2019.
Caesars Entertainment Corporation Outside Director Deferred Compensation Plan
On January 1, 2019, the Company adopted the Director Deferred Compensation Plan, pursuant to which the non-employee
directors of the Company are eligible to voluntarily defer a portion of their annual compensation. Participants may elect to defer up to 100% of their cash-based director fees and up to 100% of their equity grants with respect to Company common stock. Any equity grants so deferred by a non-employee
director will be subject to the same vesting and forfeiture restrictions as the underlying equity grant and will be payable in shares of Company common stock (or cash for the value of any fractional shares subject thereto).
Under the Director Deferred Compensation Plan, participants may direct the manner in which amounts deferred under the plan are invested by choosing from among investment options designated from time to time by the Compensation Committee. Each participant’s account is periodically credited with any deemed earnings and losses as a result of the investment. In addition, prior to any deferral period, each participant may elect to have any deferred amounts (including any earnings credited to such participant’s account under the plan) distributed at (i) such participant’s separation from service with the Company; (ii) the participant’s death or (iii) at a fixed date selected by the participant. Distributions under the Director Deferred Compensation Plan may, at the participant’s election, be made in either a lump-sum
payment or in monthly installments over a period not to exceed fifteen (15) years.
Director Stock Ownership Guidelines
Stock ownership guidelines for
non-employee
directors are five times the annual retainer.
Non-employee
directors are allowed five years to achieve the minimum stock ownership level. Equity deferred by non-employee
directors under the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan counts toward the achievement of the minimum stock ownership guidelines. The Compensation Committee will monitor the non-employee
directors’ achievement towards the guidelines annually and evaluate, where necessary, consequences for not meeting the guidelines. Please refer to “-Stock Ownership Requirements” for additional details regarding our non-employee
directors’ compliance with the
non-employee
director stock ownership guidelines.

CEO PAY RATIO
In accordance with applicable SEC rules, we are providing the ratio of the total annualized compensation of Mr. Rodio to the annualized compensation of an identified median employee of the Company. Mr. Rodio began his role as Chief Executive Officer of the Company (the “CEO”) on May 6, 2019.
For 2019, the total annualized compensation of the CEO was $4,791,280. The total annualized compensation of the identified median employee of our Company was $37,103. Our pay ratio is approximately 129 to 1. This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K.
To calculate our 2019 CEO pay ratio, we used the same median employee identified in 2017. The Company reasonably believes that there has been no change in our employee population or employee compensation arrangements in 2019 that we believe would result in a significant change to our pay ratio disclosure.
To identify the median employee, the methodology and assumptions we used were as follows:
•	As of November 14, 2017 (the “determination date”), our total U.S. and
non-U.S.
employee population consisted of 51,965 individuals. Employees who had no hours worked for pay periods ending within two weeks before the determination date were not considered in this analysis.
•	We used this total number of employees to calculate the number of employees excludable under the “de minimis” exemption. As permitted by applicable SEC rules, in identifying the median employee, we used the “de minimis” exemption to exclude from our employee population approximately 2,523 employees, or 4.86% of our global workforce, as follows:

COUNTRY OR TERRITORY	NUMBER OF EMPLOYEES	PERCENTAGE OF WORKFORCE

United Kingdom	1,499	2.88%

Egypt	431	0.83%

South Africa	585	1.13%

Hong Kong	8	0.02%

Total	2,523	4.86%
•	We used total cash compensation (which consisted of base salary, overtime pay, bonus, the Company’s contribution to health & welfare premiums, and the Company’s 401(k) match contribution) as our consistently applied compensation measure to identify the median employee. Compensation was annualized for permanent employees who joined Caesars in 2019. This was calculated using the same methodology that was used to calculate Mr. Rodio’s annualized total compensation in “Summary Compensation Table”.
The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s total compensation allow companies to follow a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies with different employment and compensation practices may utilize different exclusions, methodologies, estimates and assumptions in calculating their own pay ratios.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP
The following table provides certain information regarding the beneficial ownership of our outstanding capital stock based on public disclosures or otherwise known to the Company as of April 10, 2020:
•	Each person or group known to us to be the beneficial owner of more than 5% of our capital stock;

•	Each of our named executive officers in the Summary Compensation Table;

•	Each of our directors and director nominees; and

•	All of our current directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community or marital property laws, the persons identified in the table possess sole voting and investment power with respect to all shares of common stock held by them. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 10, 2020 and not subject to repurchase as of that date are deemed outstanding for the purpose of calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for the purpose of calculating the percentage of outstanding shares owned by any other person. Shares of common stock issuable upon conversion of the Company’s 5.00% convertible senior notes due 2024 (the “Convertible Bonds”) are deemed outstanding for the purpose of calculating the percentage of outstanding shares of the person holding the Convertible Bonds, but are not deemed outstanding for the purpose of calculating the percentage of outstanding shares owned by any other person.
The percentage of class is based on 683,987,758 shares of our common stock outstanding as of April 10, 2020.

NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK BENEFICIALLY OWNED (#)	PERCENTAGE OF CLASS (%)
>5% Stockholders
Carl C. Icahn (1)	119,975,363	17.39%
BlackRock Inc. (2)	64,824,871	9.47%
Vanguard Group (3)	49,896,557	7.29%
Pacific Investment Management Co. (4)	49,884,178	7.18%
Canyon Capital Advisors LLC (5)	45,454,371	6.65%

Non-Employee Directors
Thomas Benninger (6)	60,960	*
Juliana Chugg	32,273	*
Denise Clark (7)	16,780	*
Keith Cozza (8)	12,070	*
John Dionne	28,960	*
James Hunt (9)	38,303	*
Jan Jones Blackhurst (10)	403,877	*
Don Kornstein	116,373	*
Courtney Mather (11)	12,070	*
James Nelson	12,070	*
Named Executive Officers
Anthony Rodio	—	*
Timothy Donovan (12)	738,569	*
Mark Frissora (12)(14)	2,828,188	*
Eric Hession (13)	505,541	*
Christopher Holdren	118,656	*
Monica Digilio	26,944	*
Thomas Jenkin (13)	1,123,023	*
Les Ottolenghi (12)	143,784	*
All current directors and executive officers as a group (13)(15)	3,155,506	*

*	Indicates less than 1%.

(1)
Based on the Schedule 13D/A filed with the SEC August 8, 2019 by Carl C. Icahn (together with the Schedule 13D filed with the SEC by Mr. Icahn on February 19, 2019 and all subsequent amendments thereto, the “Schedule 13D”), Mr. Icahn and the following entities associated with Mr. Icahn may be deemed to beneficially own, in the aggregate, 119,975,363 shares of Company common stock (including 5,724,421 shares underlying the Convertible Bonds): High River Limited Partnership (“High River”), Hopper Investments LLC (“Hopper”), Barberry Corp. (“Barberry”), Icahn Partners Master Fund LP (“Icahn Master”), Icahn Offshore LP (“Icahn Offshore”), Icahn Partners LP (“Icahn Partners”), Icahn Onshore LP (“Icahn Onshore”), Icahn Capital LP (“Icahn Capital”), IPH GP LLC (“IPH”), Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”), Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), Beckton Corp. (“Beckton”).

High River has sole voting power and sole dispositive power with regard to 23,995,074 shares (including shares underlying the Convertible Bonds). Each of Hopper, Barberry and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares. Icahn Master has sole voting power and sole dispositive power with regard to 39,755,538 shares (including shares underlying the Convertible Bonds). Each of Icahn Offshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares. Icahn Partners has sole voting power and sole dispositive power with regard to 56,224,751 shares (including shares underlying the Convertible Bonds). Each of Icahn Onshore, Icahn Capital, IPH, Icahn Enterprises Holdings, Icahn Enterprises GP, Beckton and Mr. Icahn has shared voting power and shared dispositive power with regard to such shares.

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
(2)
Based on the Schedule 13G/A filed with the SEC on February 7, 2020 by BlackRock Inc. (“BlackRock”), BlackRock Inc. beneficially owns an aggregate of 64,824,871 shares of Company common stock which includes 61,973,017 as to which BlackRock has sole voting power, 64,212,444 as to which BlackRock has sole dispositive voting power and 612,427 shares underlying the Convertible Bonds. The principal business address of BlackRock, Inc. is 55 East 52 nd
Street, New York, New York 10055.

(3)
Based on the Schedule 13G filed with the SEC on February 10, 2020 by The Vanguard Group (“Vanguard”), Vanguard beneficially owns an aggregate of 49,896,557 shares of Company common stock which includes 286,480 shares as to which Vanguard has sole voting power, 89,950 shares as to which Vanguard has shared voting power, 49,589,624 shares as to which Vanguard has sole dispositive power and 306,933 shares as to which Vanguard has shared dispositive power. The principal business address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(4)
Based on the Schedule 13G filed with the SEC on February 13, 2020 by Pacific Investment Management Company LLC (“Pacific”), Pacific has sole voting and dispositive power over 49,872,473 shares. Pacific holds 38,655,280 shares of common stock and 11,198,898 shares underlying the Convertible Bonds. The principal business address of Pacific is 650 Newport Center Drive, Newport Beach, California 92660.

(5)
Based on the Schedule 13G/A filed with the SEC on February 14, 2020 by Canyon Capital Advisors, LLC, Canyon Capital Advisors, LLC has sole voting and dispositive power over such shares and Mitchell R. Julis and Joshua S. Friedman share voting and dispositive power over such shares. The principal business address of Canyon Capital Advisors, LLC is 2000 Avenue of the Stars, 11th Floor, Los Angeles, California 90067.

(6)	Represents shares of Caesars common stock owned directly by Mr. Benninger and indirectly by Mr. Benninger through the Thomas M. Benninger Revocable Trust.

(7)
Includes 8,536 shares of Caesars common stock awarded in 2019 with respect to which Ms. Clark has elected to defer receipt until her separation from service on the Caesars Board under the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.

(8)
Includes 12,070 shares of Caesars common stock awarded in 2019 with respect to which Mr. Cozza has elected to defer receipt until his separation from service on the Caesars Board under the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.

(9)
Includes 12,379 shares of Caesars common stock awarded in 2019 with respect to which Mr. Hunt has elected to defer receipt until his separation from service on the Caesars Board under the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.

(10)	Includes132,711 stock options that are exercisable; Ms. Jones Blackhurst was appointed to the Caesars Board effective September 5, 2019 and commenced service on October 2, 2019.

(11)
Includes 12,070 shares of Caesars common stock awarded in 2019 with respect to which Mr. Mather has elected to defer receipt until his separation from service on the Caesars Board under the Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.

(12)	Mr. Donovan resigned from the Company effective June 6, 2019; Mr. Frissora resigned from the Company effective April 30, 2019; and Mr. Ottolenghi resigned effective November 15, 2019.

(13)
Includes common stock that may be acquired within 60 days of April 10, 2020 pursuant to outstanding stock options: Mr. Hession, 86,598 shares; Mr. Jenkin, 539,081; and 774,921 shares for all directors and executive officers as a group.

(14)
Includes 1,039,089 shares directly held in a trust and 1,900 shares held by Mr. Frissora’s daughter, of which Mr. Frissora disclaims beneficial ownership as of his last day of employment April 30, 2019.

(15)	Unless otherwise specified, the address of each of our directors and named executive officers is c/o Caesars Entertainment Corporation, One Caesars Palace Drive, Las Vegas, Nevada 89109.

The information under Part II, Item 5 in the Original Report, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Equity Compensation Plan Information” is incorporated herein by reference.
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
•	Compensation to an executive officer or director that is reported in the Company’s public filings and has been approved or recommended to the Board for approval by the Compensation Committee;

•	Transactions where the interest of the related party arises only from (a) the related party’s position as a director on the board of another corporation that is a party to the transaction; (b) direct or indirect ownership by the related party and all other related parties, in the aggregate, of less than 5% of the another person (other than a partnership) which is a party to the transaction; or (c) the related party’s position as a partner in a partnership in which all related parties, in the aggregate, have an interest of less than 5% and the related party is not the general partner of and does not have another position in the partnership;

•	Transactions involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture or similar services;

•	Any transaction where the related party’s interest arises solely from the ownership of any class of the Company’s securities and all holders of that class of the Company’s securities receive the same benefit on a pro rata basis; and

•	Any transaction involving a related party where the rates or charges involved are determined by competitive bids.

A related party transaction is defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements, or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect interest.
RELATED PARTY TRANSACTIONS INVOLVING THE FORMER SPONSORS AND THEIR AFFILIATES
Background
From 2008 until October 6, 2017 (the “Emergence Date”), the Company was controlled by the affiliates of Apollo Global Management, LLC (together with such affiliates, “Apollo”) and affiliates of TPG Capital, LP (together with such affiliates, “TPG” and, together with Apollo, the “Sponsors”), which held approximately 60% of the Company’s common stock. On January 15, 2015, the Company’s majority owned subsidiary, Caesars Entertainment Operating Company, Inc., and various of its subsidiaries (collectively, the “Debtors”) filed for bankruptcy protection. On the Emergence Date, the Debtors completed their reorganization and emerged from bankruptcy. Due to a reduction in the Sponsors’ ownership percentage in the Company starting on the Emergence Date, the Company ceased to be controlled by the Sponsors. TPG fully divested its interests in the Company in May 2018. However, Apollo continued to beneficially own in excess of 5% of the Company’s outstanding common stock until March 2019. Accordingly, we describe herein certain transactions in 2019 between us and the portfolio companies of Apollo, in which Apollo may be deemed to have had an indirect material interest.
AP Gaming II (aka AGS, LLC)
AP Gaming is a full-service designer and manufacturer of gaming products for the casino floor and is an Apollo funds company. Pursuant to an agreement with AP Gaming, the Company incurred expenses of approximately $3.4 million since January 1, 2019.
Norwegian Cruise Line Holdings Ltd.
Norwegian Cruise Line Holdings Ltd. (“NCL”), a public cruise ship operations company, is an Apollo funds portfolio company. The Company and NCL are parties to a marketing agreement pursuant to which, among other things, NCL pays the Company a percentage of NCL’s gaming revenue. Pursuant to the terms of this agreement, the Company and NCL’s mutual business transactions amounted to approximately $219,000 in 2019.
MN Airlines (aka Sun Country Airlines)
MN Airlines is an Apollo funds company that provides air charter services to the Company. Pursuant to an agreement with Sun Country, the Company incurred expenses of approximately $25.7 million in 2019.

Presidio Networked Solutions
Presidio Networked Solutions is an Apollo funds company that provides business IT solutions to the Company. The Company incurred expenses of approximately $313,000 in 2019.
RELATED PARTY TRANSACTIONS INVOLVING THE ICAHN GROUP
On March 1, 2019, the Company entered into the Director Nomination Agreement with the Icahn Group, certain members of which beneficially own, in the aggregate, approximately 17.55% of our outstanding common stock. The following is a summary of the terms of the Director Nomination Agreement. The summary does not purport to be complete and is qualified in its entirety by reference to the Director Nomination Agreement, a copy of which is attached as Exhibit 99.1 to the Company’s Current Reports on Form
8-K
filed with the SEC on March 1, 2019 and March 29, 2019 and is incorporated herein by reference.
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
The Company also agreed that (x) the Company’s slate of director nominees for election at the 2019 annual meeting would consist of no more than eight individuals and would include each of the Icahn Designees, and (y) the Icahn Group will have certain replacement rights in the event Mr. Nelson or one of the Icahn Designees resigns or is otherwise unable to serve as a director. As long as the Icahn Group has a “net long” position, as defined in the Director Nomination Agreement, in at least 5% of the total outstanding shares of the Company’s common stock, the Board shall not increase the size of the Board above 12 directors.
Further, the Company agreed (a) not to create a separate executive committee of the Board or any other committee with similar functions, (b) not to form any new committee without offering at least one Icahn Designee (or, if such committee has more than three members, both Icahn Designees) the opportunity to be a member of such committee, and (c) that, with respect to any Board consideration of appointment and employment of executive officers, mergers, acquisitions of material assets, dispositions of material assets, or other extraordinary transactions, such consideration, and voting with respect thereto, shall take place only at the full Board level or in committees of which one of the Icahn Designees is a member. The Company also agreed to submit a resolution to its stockholders at the 2019 annual meeting to (x) amend the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”), to impose certain restrictions on the Company’s ability to adopt any “rights plan,” “poison pill” or similar plan (“Proposal 6”), and (y) amend the Company’s Charter to permit stockholders of record who beneficially own, in the aggregate, at least 15% of the Company’s outstanding common stock to call a special meeting of stockholders (“Proposal 5”), and to use reasonable best efforts to cause such amendments to be adopted by the stockholders at the 2019 annual meeting.
In addition, upon the terms and subject to the conditions set forth in the Director Nomination Agreement, the Icahn Group is bound by voting agreements and standstill restrictions. In particular, at any annual meeting of stockholders at which the Board has agreed to nominate the Icahn Designees and Mr. Nelson and such individuals have consented to such nomination, and at any special meeting of the stockholders that includes a proposal to remove or replace directors or to expand the Board, the Icahn Group has agreed to vote in favor of each of the directors nominated by the Board and against any directors nominated by any other person.

Until the earlier of (a) the fifth business day following such date as no Icahn Designee is on the Board and the Icahn Group no longer has any right to designate a replacement, (b) the fifth business day following the date of the Company’s 2020 annual meeting of stockholders, and (c) October 1, 2020, the Icahn Group shall not: (i) acquire beneficial ownership of shares that, in the aggregate, would equal or exceed a “net long” position, as defined in the Director Nomination Agreement, greater than 28% of the then-total outstanding common shares; or (ii) transfer shares of the Company’s common stock, unless (A) to the Icahn Group’s knowledge after reasonable inquiry, the proposed transferee would beneficially own shares representing 28% or less of the Company’s then-outstanding common stock immediately following such transfer and (B) the proposed transferee agrees in writing, for the benefit of the Company, not to acquire beneficial ownership of additional common shares for three business days following the date that the Company receives written notice of such transfer from the Icahn Group.
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
Conduent Incorporated
Conduent Incorporated (“Conduent”) is a company over which the Icahn Group controls over 5% of the voting interests and on which Company director Courtney Mather currently serves as Chairman of the Board. In 2019, the Company spent approximately $1.7 million on Conduent’s products which include business processing services, such as accounts payable processing.
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
Our Board has affirmatively determined that former directors John Boushy, Matthew Ferko, David Sambur, Richard Schifter and Christopher Williams and each current director, except Mr. Rodio and Ms. Jones Blackhurst, is independent under the NASDAQ listing standards. Based on the NASDAQ listing standards, Mr. Rodio is not considered independent because of his position as Chief Executive Officer of the Company and Ms. Jones Blackhurst is not considered independent because of her former position as Executive Vice President, Public Policy & Corporate Responsibility of the Company.
The Board has also affirmatively determined that Messrs. Benninger, Dionne and Nelson and Ms. Clark, the members of our Audit Committee (as well as Mr. Ferko who was a member thereof until his resignation from our Board on March 1, 2019), meet the audit committee independence requirements of Rule
10A-3
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that Messrs. Mather and Schifter (who was a member thereof until his resignation from our Board on September 5, 2019) and Mses. Chugg and Clark and Mr. Mather, the members of our Compensation & Management Development Committee (as well as Messrs. Williams and Sambur, who were members thereof until their resignations from our Board on March 1, 2019 and April 4, 2019, respectively), meet the compensation committee requirements of Rule
 10C-1
of the Exchange Act.

ITEM 14.	Principal Accounting Fees and Services
FEES PAID TO AUDITORS
The following table summarizes the aggregate fees paid or accrued by the Company to Deloitte & Touche LLP during 2019 and 2018:

(IN THOUSANDS)	2019 ($)	2018 ($)
Audit Fees (1)	10,632.8	14,037.9
Audit-Related Fees (2)	986.9	860.7
Tax Fees (3)	134.3	414.4
All Other Fees (4)	—	165.6

Total	11,754	15,478.6

(1)	Audit Fees include:
•	Audit of the Company’s annual financial statements, including the audits of the various subsidiaries’ financial statements, including those of gaming operations as required by the regulations of the respective jurisdictions;
•	Sarbanes-Oxley Act, Section 404 attestation services;
•	Reviews of the Company’s quarterly financial statements;
•	Consultations related to accounting and reporting standards;
•	Consents and other services related to SEC matters and debt offerings; and
•	Related out-of-pocket expenses.
(2)	Audit-Related Fees include:
•	Quarterly revenue and compliance audits performed at certain of our properties as required by state gaming regulations;
•	Agreed-upon procedures engagements; and
•	Related out-of-pocket expenses.
(3)	Tax Fees include:
•	Fees for tax compliance services totaled $0 and $5,000 in 2019 and 2018, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:
i.	Foreign income tax return assistance;
ii.	Requests for technical advice from taxing authorities; and
iii.	Assistance with tax audits and appeals.
•	Fees for
tax-planning
and advice services totaled $134,000 and $320,000 in 2019 and 2018, respectively.
Tax-planning
and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of:
i.	Tax advice related to applicability of repairs and maintenance deductions;
ii.	Tax advice related to review of tax provision software processes;
iii.	Tax advice related to applicability of repairs and maintenance deductions;
iv.	Tax advice related to research and development activities and expenditures related to IRC Section 41;
v.	Tax advice related to cost segregation services;

vi.	Tax advice related to transfer pricing; and
vii.	Tax advice related to an intragroup restructuring.
•	Ratio of Tax planning and Advice Fees to Audit Fees, Audit-Related Fees, and Tax Compliance Fees:
○	2019 0.013:1
○	2018 0.021:1
(4)	All Other Fees include:
•	Fees for advice related to our enterprise risk management assessment and other general policies and procedures.
POLICY ON AUDIT COMMITTEE
PRE-APPROVAL
All services performed by Deloitte & Touche LLP in 2019 and 2018 were pre-approved
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
No fees were approved under the
de minimis
provision in 2019 or 2018.

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules
(a)
1.	Financial Statements.
No financial statements are filed with this report on Form
10-K/A.
The financial statements required by Item 15(a) were previously filed with the Original Report.
2.	Financial Statement Schedules.
No financial statement schedules are filed with this report on Form
10-K/A.
The financial statement schedules required by Item 15(a) were previously filed with the Original Report.
3.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 9, 2016, between Caesars Acquisition Company and Caesars Entertainment Corporation.	—	8-K	—	2.1	7/11/2016

2.2	First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2017, by and between Caesars Entertainment Corporation and Caesars Acquisition Company.	—	8-K	—	2.1	2/21/2017

2.3	Third Amended Joint Plan of Reorganization, filed with the United States Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318.	—	S-4/A	—	2.6	6/5/2017

2.4	Purchase and Sale Agreement, dated July 11, 2018, by and between Caesars Octavius, LLC and Octavius Propco LLC.	—	8-K	—	2.1	7/12/2018

2.5	Purchase and Sale Agreement, dated July 11, 2018, by and between Chester Downs and Marina, LLC and Philadelphia Propco LLC.	—	8-K	—	2.2	7/12/2018

2.6	Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	—	8-K	—	2.1	6/25/2019

2.7	Amendment No. 1 to Agreement and Plan of Merger.	—	8-K	—	2.1	8/16/2019

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	10-K	12/31/2011	3.7	3/15/2012

3.2	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.2	10/6/2017

3.3	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.3	10/6/2017

3.4	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	—	S-8	—	4.4	10/6/2017

3.5	Bylaws of Caesars Entertainment Corporation, dated March 28, 2019.	—	10-Q	—	3.1	5/2/2019

3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated July 2, 2019.	—	8-K	—	3.1	7/2/2019

3.7	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated July 2, 2019.	—	8-K	—	3.2	7/2/2019

4.1	Indenture, dated as of October 6, 2017, between Caesars Entertainment Corporation and Delaware Trust Company, as trustee, relating to the 5.00% Convertible Senior Notes due 2024.	—	8-K	—	4.1	10/13/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.2	Indenture, dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	4.1	10/16/2017

4.3	Supplemental Indenture, dated December 22, 2017, by and among Caesars Resort Collection, LLC, the subsidiary guarantors party thereto, CRC Finco, Inc. and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	4.1	12/22/2017

4.4	First Supplemental Indenture, dated November 27, 2019 between Caesars Entertainment Corporation and Delaware Trust Company, as trustee.	—	8-K	—	4.1	11/29/2019

10.1	Credit Agreement, dated as of December 22, 2017, by and among Caesars Resort Collection, LLC, the other borrowers from time to time party thereto, the lenders party thereto, and Credit Suisse, AG, Cayman Islands Branch, as administrative agent.	—	8-K	—	10.1	12/22/2017

10.2	Escrow Agreement, dated October 16, 2017, by and among CRC Escrow Issuer, LLC, CRC Finco, Inc., Deutsche Bank Trust Company Americas, as escrow agent and Deutsche Bank Trust Company Americas, as trustee.	—	8-K	—	10.1	10/16/2017

10.3	Caesars Entertainment Corporation Amended and Restated Escrow Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	—	8-K	—	10.19	10/13/2017

†10.4	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Deferred Compensation Plan, effective August 3, 2007.	—	10-Q	6/30/2007	10.69	8/9/2007

†10.5	Amendment and Restatement of Harrah’s Entertainment, Inc. Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.70	8/9/2007

†10.6	Amendment and Restatement of Park Place Entertainment Corporation Executive Deferred Compensation Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.71	8/9/2007

†10.7	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.72	8/9/2007

†10.8	Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of August 3, 2007.	—	10-Q	6/30/2007	10.73	8/9/2007

†10.9	First Amendment to the Amendment and Restatement of Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II, effective as of February 9, 2009.	—	8-K	—	10.2	2/13/2009

†10.10	Second Amendment to the Amendment and Restatement of the Caesars Entertainment Corporation Executive Supplemental Savings Plan II (fka Harrah’s Entertainment, Inc. Executive Supplemental Savings Plan II), effective as of November 5, 2014.	—	10-K	12/31/2014	10.48	3/16/2015

†10.11	Caesars Entertainment Corporation Second Amended and Restated Executive Deferred Compensation Trust Agreement, dated as of December 12, 2016, between Caesars Entertainment Corporation and Wells Fargo Bank, N.A.	—	8-K	—	10.20	10/13/2017

10.12	Lease (CPLV), dated as of October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC, Caesars Entertainment Operating Company, Inc. and CEOC, LLC, relating to the CPLV Facilities.	—	8-K	—	10.1	10/13/2017

10.13	First Amendment, dated December 26, 2018, to Lease (CPLV), dated October 6, 2017, by and among CPLV Property Owner LLC, Desert Palace LLC and CEOC, LLC.	—	8-K	—	10.1	12/26/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.14	Lease (Non-CPLV), dated as of October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	—	8-K	—	10.2	10/13/2017

**10.15	Fourth Amendment, dated December 26, 2018, to Lease (Non-CPLV), dated October 6, 2017, by and among the entities listed on Schedules A and B thereto and CEOC, LLC.	—	8-K	—	10.2	12/26/2018

10.16	Lease (Joliet), dated as of October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership, relating to the Joliet Facilities.	—	8-K	—	10.3	10/13/2017

**10.17	First Amendment, dated December 26, 2018, to Lease (Joliet), dated October 6, 2017, by and between Harrah’s Joliet Landco LLC and Des Plaines Development Limited Partnership.	—	8-K	—	10.3	12/26/2018

10.18	Trademark License Agreement, dated as of October 6, 2017, between Caesars License Company, LLC and Desert Palace LLC.	—	8-K	—	10.4	10/13/2017

10.19	Golf Course Use Agreement, dated as of October 6, 2017, by and among Rio Secco LLC, Cascata LLC, Chariot Run LLC, Grand Bear LLC, Caesars Enterprise Services, LLC, CEOC, LLC and, solely for purposes of Section 2.1(c) thereof, Caesars License Company, LLC.	—	8-K	—	10.5	10/13/2017

10.20	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, Caesars Entertainment Operating Company, Inc., CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the CPLV Facilities.	—	8-K	—	10.6	10/13/2017

10.21	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among Desert Palace LLC, CEOC, LLC, CPLV Manager, LLC, Caesars Entertainment Corporation, CPLV Property Owner LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.5	12/26/2018

10.22	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed on Schedule A and Schedule B thereto, Chester Downs and Marina, LLC, Non-CPLV Manager, LLC, Caesars Entertainment Corporation, Philadelphia Propco LLC, and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.6	12/26/2018

10.23	Management and Lease Support Agreement, dated as of October 6, 2017, by and among CEOC, LLC, the entities listed therein, Non-CPLV Manager, LLC, Caesars Entertainment Corporation and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Non-CPLV Facilities.	—	8-K	—	10.7	10/13/2017

10.24	Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC relating to the Joliet Facilities.	—	8-K	—	10.8	10/13/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.25	First Amendment, dated December 26, 2018, to Management and Lease Support Agreement, dated as of October 6, 2017, by and among Des Plaines Development Limited Partnership, Joliet Manager, LLC, Caesars Entertainment Corporation, Harrah’s Joliet Landco LLC and solely for certain articles and sections named therein, Caesars License Company, LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.7	12/26/2018

10.26	Right of First Refusal Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and VICI Properties L.P.	—	8-K	—	10.9	10/13/2017

10.27	Second Amended and Restated Right of First Refusal Agreement, dated as of December 26, 2018, by and between Caesars Entertainment Corporation and VICI Properties L.P.	—	8-K	—	10.8	12/26/2018

10.28	Tax Matters Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation, CEOC, LLC, VICI Properties Inc., VICI Properties L.P. and CPLV Property Owner LLC.	—	8-K	—	10.10	10/13/2017

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
		—	8-K	—	10.11	10/13/2017

10.30	Amendment No. 1, dated April 16, 2018, among CEOC, LLC, the lenders named therein and Credit Suisse AG, Cayman Islands Branch, as administrative agent and as collateral agent.	—	8-K	—	10.1	4/16/2018

10.31	Second Amended and Restated Omnibus License and Enterprise Services Agreement, dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc., Caesars Growth Properties Holdings, LLC, Caesars Entertainment Resort Properties LLC, Caesars License Company, LLC, Caesars World LLC and Caesars Enterprise Services, LLC.	—	8-K	—	10.12	10/13/2017

10.32	Amendment to Unit Purchase Agreement, dated May 8, 2018, among Caesars Entertainment Corporation and Clairvest GP Manageco, Inc.	—	10-Q	6/30/2018	10.2	8/1/2018

*10.33	Second Amendment to Unit Purchase Agreement, dated July 15, 2018, among Caesars Entertainment Corporation, Clairvest GP Manageco, Inc., Centaur Holdings, LLC, and each of the Persons listed on Schedule 1 of the Unit Purchase Agreement, dated November 16, 2017.	—	10-Q	6/30/2018	10.3	8/1/2018

10.34	Assignment Agreement, dated July 15, 2018, among Caesars Entertainment Corporation, Caesars Resort Collection, LLC, Clairvest GP Manageco, Inc. and Centaur Holdings, LLC.	—	10-Q	6/30/2018	10.4	8/1/2018

†10.35	Contribution Agreement, dated as of October 6, 2017, between Caesars Entertainment Corporation and Hamlet Holdings LLC.	—	8-K	—	10.13	10/13/2017

*10.36	Unit Purchase Agreement between the Persons Listed on Schedule 1, Clairvest GP Manageco, Inc., Centaur Holdings, LLC, and Caesars Entertainment Corporation, dated as of November 16, 2017.	—	10-K	12/31/2017	10.42	3/8/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

*10.37	Purchase and Sale Agreement by and between Vegas Development LLC, a Delaware limited liability company and Eastside Convention Center, LLC, a Delaware limited liability company as Buyer, effective date November 29, 2017.	—	10-K	12/31/2017	10.43	3/8/2018

*10.38	Amended and Restated Lease by and among Claudine Propco, LLC, a Delaware limited liability company, and Harrah’s Las Vegas, LLC, a Nevada limited liability company, dated December 22, 2017.	—	10-K	12/31/2017	10.44	3/8/2018

10.39	First Amendment, dated December 26, 2018, to Amended and Restated Lease, dated December 22, 2017, by and between Claudine Propco, LLC and Harrah’s Las Vegas, LLC.	—	8-K	—	10.4	12/26/2018

*10.40	Put-Call Right Agreement dated as of December 22, 2017 by and among Claudine Propco, LLC, a Delaware limited liability company and Vegas Development Land Owner, LLC, a Delaware limited liability company and 3535 LV Newco, LLC, a Delaware limited liability company.	—	10-K	12/31/2017	10.45	3/8/2018

*10.41	Incremental Assumption Agreement No. 1, dated as of December 18, 2017 relating to the Credit Agreement dated as of October 6, 2017, among Caesars Entertainment Operating Company, Inc. and CEOC, LLC, as borrower and the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as administrative agent for the Lenders and collateral agent for the Secured Parties.	—	10-K	12/31/2017	10.46	3/8/2018

*10.42	First Amendment to Lease (Non-CPLV), dated as of December 22, 2017 by and among the entities listed on Schedules A and B thereto and CEOC, LLC, relating to the Non-CPLV Facilities.	—	10-K	12/31/2017	10.47	3/8/2018

*10.43	Purchase and Sale Agreement, by and between, Harrah’s Las Vegas, LLC, as Seller, and Claudine Property Owner, LLC, as Buyer, dated November 29, 2017.	—	10-K	12/31/2017	10.48	3/8/2018

*10.44	Guaranty of Lease dated December 22, 2017, by and between Caesars Resort Collection, LLC and Claudine Propco LLC.	—	10-K	12/31/2017	10.49	3/8/2018

*10.45	Amended and Restated Right of First Refusal Agreement, dated as of December 22, 2017, by and between Caesars Entertainment Corporation and VICI Properties L.P.	—	10-K	12/31/2017	10.50	3/8/2018

10.46	Settlement and Forbearance Agreement, dated as of August 15, 2016, among Caesars Entertainment Operating Company, Inc., on behalf of itself and each of the debtors in the Chapter 11 Cases, Caesars Entertainment Corporation and Frederick Barton Danner.	—	8-K	—	99.1	8/17/2016

*10.47	Purchase and Sale Agreement and Joint Escrow Instructions by and between Rio Properties, LLC and IC 3700 Flamingo Road Venture LLC, dated September 20, 2019.	—	10-Q	9/30/2019	10.1	11/5/2019

*10.48	Form of Lease Agreement between IC 3700 Flamingo Road LLC and Rio Properties, LLC.	—	10-Q	9/30/2019	10.2	11/5/2019

10.49	Guaranty by Caesars Resort Collection, LLC for the benefit of IC 3700 Flamingo Road Venture LLC, dated September 20, 2019.	—	10-Q	9/30/2019	10.3	11/5/2019

10.50	Amended and Restated Casino Operating Contract, dated April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.	—	8-K	—	10.1	4/6/2020

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.51	Second Amended and Restated Lease Agreement, dated April 3, 2020, by and among Jazz Casino Company, L.L.C., New Orleans Building Corporation, and the City of New Orleans.	—	8-K	—	10.2	4/6/2020

10.52	Letter agreement, dated April 3, 2020, by and among Jazz Casino Company, L.L.C., New Orleans Building Corporation and the City of New Orleans.	—	8-K	—	10.3	4/6/2020

10.53	First Amendment to the Amended and Restated Casino Operating Contract, made and entered into as of April 9, 2020, and made effective as of April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.	—	8-K /A	—	10.4	4/14/2020

†10.54	Caesars Entertainment Corporation Management Equity Incentive Plan, as amended and restated on November 29, 2011.	—	S-1/A	—	10.78	12/28/2011

†10.55	Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	S-1/A	—	10.89	2/2/2012

†10.56	Amendment No. 1 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	7/25/2012

†10.57	Amendment No. 2 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2015

†10.58	Amendment No. 3 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/20/2016

†10.59	Amendment No. 4 to the Caesars Entertainment Corporation 2012 Performance Incentive Plan.	—	10-Q	6/30/2016	10.3	8/2/2016

†10.60	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement.	—	SC-TO-I	—	(d)(3)	7/25/2012

†10.61	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Nonqualified Option Award Agreement (Replacement Options).	—	SC-TO-I	—	(d)(4)	7/25/2012

†10.62	Form of Caesars Entertainment 2012 Performance Incentive Plan Restricted Share Award Agreement.	—	10-K	12/31/2012	10.84	3/15/2013

†10.63	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	7/2/2013

†10.64	Form of Caesars Entertainment Corporation 2012 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	8-K	—	10.1	1/9/2015

†10.65	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and Richard Broome, Timothy Donovan, Eric Hession, Thomas Jenkin, Robert Morse, Les Ottolenghi, and Christian Stuart.	—	S-1/A	—	10.75	11/16/2010

†10.66	Form of Indemnification Agreement entered into by Caesars Entertainment Corporation and Thomas Benninger, Michelle Bushore, Juliana Chugg, Denise Clark, Keith Cozza, Monica Digilio, John Dionne, Christopher Holdren, James Hunt, Jan Jones Blackhurst, Courtney Mather, James Nelson and Tony Rodio.	—	10-K	—	10.64	3/8/2018

†10.67	Form of Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(7)	7/25/2012

†10.68	Form of Amendment to Caesars Entertainment Corporation Management Equity Incentive Plan Stock Option Grant Agreement.	—	SC-TO-I	—	(d)(8)	7/25/2012

†10.69	2009 Senior Executive Incentive Plan, amended and restated December 7, 2012.	—	10-K	12/31/2012	10.90	3/15/2013

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.70	Caesars Entertainment Corporation Omnibus Incentive Plan, dated November 14, 2012.	—	10-K	12/31/2012	10.91	3/15/2013

†10.71	Form of Cash Award Agreement under 2012 Performance Incentive Plan.	—	8-K	—	10.1	5/27/2016

†10.72	Form of Restricted Stock Unit Award Agreement (July 2016 Retention Awards) under 2012 Performance Incentive Plan.	—	8-K	—	10.4	7/6/2016

†10.73	Form of Cash Award Agreement (July 2016 Retention Awards) under 2012 Performance Incentive Plan.	—	8-K	—	10.5	7/6/2016

†10.74	Employment Agreement dated February 5, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, and Mark Frissora.	—	10-K	12/31/2014	10.106	3/16/2015

†10.75	Amendment No. 1 to Employment Agreement, made as of August 4, 2015, between Caesars Entertainment Corporation, Caesars Enterprise Services, LLC and Mark Frissora.	—	10-Q	6/30/2015	10.5	8/6/2015

†10.76	Amendment No. 2 to Employment Agreement, made as of February 5, 2015, by and among Caesars Entertainment Corporation, Caesars Enterprise Services, LLC, Caesars Acquisition Company and Mark Frissora.	—	8-K	—	10.1	7/6/2016

†10.77	Third Amendment to the Employment Agreement between Caesars Enterprise Services, LLC and Mark Frissora, dated February 5, 2015 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.2	5/2/2017

†10.78	Separation Agreement, dated November 1, 2018, by and between Caesars Entertainment Corporation and Mark Frissora.	—	10-K	12/31/2018	10.88	2/22/2019

†10.79	Amendment to Separation Agreement, dated December 21, 2018, by and between Caesars Entertainment Corporation and Mark Frissora.	—	10-K	12/31/2018	10.89	2/22/2019

†10.80	Employment Agreement, made as of November 10, 2014, by and between Caesars Enterprise Services, LLC and Eric Hession.	—	8-K	—	10.2	11/12/2014

†10.81	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Eric Hession, dated November 10, 2014 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.3	5/2/2017

†10.82	Form of Employment Agreement between Caesars Entertainment Operating Company, Inc., and Thomas M. Jenkin (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	8-K	—	10.1	1/9/2012

†10.83	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Thomas Jenkin, dated January 3, 2012 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.4	5/2/2017

†10.84	Employment Agreement made as of April 2, 2009 by and between Caesars Entertainment Operating Company, Inc. and Timothy R. Donovan (assigned by Caesars Entertainment Operating Company, Inc. to Caesars Enterprise Services, LLC on October 1, 2014).	—	10-K	12/31/2012	10.87	3/15/2013

†10.85	Amendment No. 1 to the Employment Agreement between Caesars Enterprise Services, LLC and Timothy R. Donovan, dated April 2, 2009 and effective as of March 8, 2017.	—	10-Q	3/31/2017	10.5	5/2/2017

†10.86	Employment Agreement, dated August 8, 2018, between Caesars Enterprise Services, LLC and Robert J. Morse.	—	8-K	—	10.1	8/13/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.87	Employment Agreement, by and between Caesars Enterprise Services, LLC and Anthony P. Rodio, dated as of April 15, 2019.	—	8-K	—	10.1	4/17/2019

†10.88	Employment Agreement dated January 18, 2016 between Caesars Enterprise Services, LLC and Les Ottolenghi.	—	10-K /A	12/31/2018	10.118	4/26/2019

†10.89	Amendment No. 1 to Employment Agreement dated January 18, 2016 between Caesars Enterprise Services, LLC and Les Ottolenghi, effective as of March 8, 2017.	—	10-K /A	12/31/2018	10.119	4/26/2019

†10.90	Separation Agreement and General Release dated November 15, 2019 between Caesars Enterprise Services, LLC and Les Ottolenghi.	—	10-K	12/31/2019	10.86	2/25/2020

†10.91	Separation Agreement and Release effective October 18, 2019 between Caesars Enterprise Services, LLC and Janis L. Jones Blackhurst.	—	10-K	12/31/2019	10.87	2/25/2020

†10.92	Amendment No. 2 to Employment Agreement, effective as of April 29, 2019, by and between Caesars Enterprises Services, LLC and Eric Hession.	—	10-Q	—	10.4	5/2/2019

†10.93	Employment Agreement by and between Caesars Enterprise Services, LLC and Monica Digilio, dated as of September 24, 2018.	X

†10.94	Amendment No. 1 to the Employment Agreement dated September 24, 2018 between Caesars Enterprise Services, LLC and Monica Digilio, effective December 12, 2018.	X

†10.95	Employment Agreement by and between Caesars Enterprise Services, LLC and Christopher Holdren, dated as of November 1, 2017.	X

†10.96	Amendment No. 1 to the Employment Agreement dated November 1, 2017 between Caesars Enterprise Services, LLC and Christopher Holdren effective December 22, 2018.	X

†10.97	Separation Agreement, dated November 26, 2018, by and between Caesars Enterprise Services, LLC and Robert J. Morse.	—	10-K	12/31/2018	10.97	2/22/2019

†10.98	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation, dated March 23, 2016.	—	8-K	—	10.2	7/6/2016

†10.99	Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Acquisition Company, dated June 29, 2016.	—	8-K	—	10.3	7/6/2016

†10.100	Letter Agreement, dated as of October 6, 2017, between Caesars Enterprise Services, LLC and Timothy R. Donovan.	—	8-K	—	10.17	10/13/2017

†10.101	Amended and Restated Letter Agreement, dated January 29, 2018, between Timothy R. Donovan and Caesars Enterprise Services, LLC.	—	8-K	—	10.1	2/2/2018

†10.102	Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	S-8	—	4.6	10/6/2017

†10.103	Amendment No. 1 to Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	8-K	—	10.1	4/6/2018

†10.104	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Restricted Stock Unit Award Agreement.	—	S-8	—	4.7	10/6/2017

†10.105	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Restricted Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation.	—	S-8	—	4.8	10/6/2017

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

†10.106	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Performance Stock Unit Award Agreement.	—	8-K	—	10.2	4/6/2018

†10.107	Form of Caesars Entertainment Corporation 2017 Performance Incentive Plan Performance Stock Unit Award Agreement by and between Mark Frissora and Caesars Entertainment Corporation.	—	8-K	—	10.3	4/6/2018

†10.108	Form of Board Member Stock Grant Agreement.	—	8-K	—	10.4	4/6/2018

†10.109	Caesars Entertainment Corporation Executive Supplemental Savings Plan III.	—	S-8	—	4.1	12/13/2018

†10.110	Caesars Entertainment Corporation Outside Director Deferred Compensation Plan.	—	S-8	—	4.2	12/13/2018

†10.111	Form of Cash Award Agreement under the Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	10-K	12/31/2018	10.111	2/22/2019

†10.112	Form of Amendment to Cash Award Agreement under the Caesars Entertainment Corporation 2017 Performance Incentive Plan.	—	10-K	12/31/2018	10.112	2/22/2019

†10.113	Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.1	4/6/2014

†10.114	Form Nonqualified Option Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.2	4/16/2014

†10.115	Form Restricted Stock Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.3	4/16/2014

†10.116	Form Restricted Stock Unit Award Agreement under the Caesars Acquisition Company 2014 Performance Incentive Plan.	—	***8-K	—	10.4	4/16/2014

†10.117	Amended and Restated Limited Liability Company Agreement of Caesars Enterprise Services, LLC.	—	****8-K	—	99.1	5/21/2014

†10.118	Voting and Support Agreement, dated as of June 24, 2019, by and between Caesars Entertainment Corporation and Recreational Enterprises, Inc.	—	8-K	—	10.1	6/25/2019

14	Code of Business Conduct and Ethics, February 1, 2018.	—	10-K	12/31/2019	14	2/25/2020

21	List of Subsidiaries	—	10-K	12/31/2019	21	2/25/2020

23	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.	—	10-K	12/31/2019	23	2/25/2020

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	10-K	12/31/2019	31.1	2/25/2020

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	10-K	12/31/2019	31.2	2/25/2020

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	10-K	12/31/2019	32.1	2/25/2020

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	10-K	12/31/2019	32.2	2/25/2020

99.1	Gaming and Regulatory Overview.	—	10-K	12/31/2019	99.1	2/25/2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	10-K	12/31/2019	101.INS	2/25/2020

101.SCH	XBRL Taxonomy Extension Schema Document.	—	10-K	12/31/2019	101.SCH	2/25/2020

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	10-K	12/31/2019	101.CAL	2/25/2020

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	10-K	12/31/2019	101.DEF	2/25/2020

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	10-K	12/31/2019	101.LAB	2/25/2020

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	10-K	12/31/2019	101.PRE	2/25/2020

104	The cover page from the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.	X

†	Denotes a management contract or compensatory plan or arrangement.

*
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation
S-K.
The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

**
Confidential treatment has been requested with respect to the omitted portions of Exhibits 10.15 and 10.17 pursuant to Rule
24b-2
promulgated under the Exchange Act which portions have been filed separately with the Securities and Exchange Commission.

***	Filed by Caesars Acquisition Company.

****	Filed by Caesars Entertainment Operating Company, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

April 29, 2020	By:	/s/ ERIC HESSION
Eric Hession
Executive Vice President and Chief Financial Officer