Form 10-Q
period 2020-03-31
CAESARS ENTERTAINMENT Corp
filed 2020-05-11
CIK 858339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2020
Common stock, $0.01 par value	684,002,394

CAESARS ENTERTAINMENT CORPORATION

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

(In millions)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents ($8 and $8 attributable to our VIEs)	$2,677	$1,755
Restricted cash	119	117
Receivables, net	389	437
Due from affiliates, net	54	41
Prepayments and other current assets ($5 and $4 attributable to our VIEs)	182	174
Inventories	34	35
Assets held for sale	29	50
Total current assets	3,484	2,609
Property and equipment, net ($202 and $212 attributable to our VIEs)	14,836	14,976
Goodwill	4,011	4,012
Intangible assets other than goodwill	2,772	2,824
Restricted cash	10	12
Deferred income taxes	2	2
Deferred charges and other assets ($24 and $26 attributable to our VIEs)	865	910
Total assets	$25,980	$25,345

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable ($94 and $97 attributable to our VIEs)	$373	$444
Accrued expenses and other current liabilities ($2 and $2 attributable to our VIEs)	1,229	1,323
Interest payable	137	33
Contract liabilities	153	178
Current portion of financing obligations	24	21
Current portion of long-term debt	876	64
Total current liabilities	2,792	2,063
Financing obligations	10,096	10,070
Long-term debt	8,793	8,478
Deferred income taxes	598	555
Deferred credits and other liabilities ($18 and $18 attributable to our VIEs)	1,370	1,968
Total liabilities	23,649	23,134
Commitments and contingencies (Note 7)
Stockholders’ equity
Caesars stockholders’ equity	2,257	2,131
Noncontrolling interests	74	80
Total stockholders’ equity	2,331	2,211
Total liabilities and stockholders’ equity	$25,980	$25,345

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Revenues
Casino	$958	$1,083
Food and beverage	330	398
Rooms	317	386
Other revenue	163	181
Management fees	9	15
Reimbursed management costs	51	52
Net revenues	1,828	2,115
Operating expenses
Direct
Casino	590	618
Food and beverage	258	269
Rooms	115	117
Property, general, administrative, and other	488	460
Reimbursable management costs	51	52
Depreciation and amortization	256	247
Impairment of tangible and other intangible assets	65	—
Corporate expense	50	83
Other operating costs	21	29
Total operating expenses	1,894	1,875
Income/(loss) from operations	(66)	240
Interest expense	(333)	(349)
Other income/(loss)	641	(138)
Income/(loss) before income taxes	242	(247)
Income tax benefit/(provision)	(54)	29
Net income/(loss)	188	(218)
Net loss attributable to noncontrolling interests	1	1
Net income/(loss) attributable to Caesars	$189	$(217)

Earnings/(loss) per share - basic and diluted (see Note 10)
Basic earnings/(loss) per share	$0.28	$(0.32)
Diluted loss per share	$(0.36)	$(0.32)
Weighted-average common shares outstanding - basic	682	670
Weighted-average common shares outstanding - diluted	837	670

Comprehensive income/(loss)
Foreign currency translation adjustments	$(19)	$—
Change in fair market value of interest rate swaps, net of tax	(52)	(17)
Other	—	2
Other comprehensive loss, net of income taxes	(71)	(15)
Comprehensive income/(loss)	117	(233)

Amounts attributable to noncontrolling interests:
Foreign currency translation adjustments	5	2
Comprehensive loss attributable to noncontrolling interests	6	3
Comprehensive income/(loss) attributable to Caesars	$123	$(230)

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Caesars Stockholders’ Equity
(In millions)	Common Stock	Treasury Stock	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Caesars Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2019	$7	$(510)	$14,262	$(11,567)	$(61)	$2,131	$80	$2,211
Net income/(loss)	—	—	—	189	—	189	(1)	188
Stock-based compensation	—	(3)	11	—	—	8	—	8
Other comprehensive loss, net of tax	—	—	—	—	(66)	(66)	(5)	(71)
Other	—	—	—	(5)	—	(5)	—	(5)
Balance as of March 31, 2020	$7	$(513)	$14,273	$(11,383)	$(127)	$2,257	$74	$2,331

Balance as of December 31, 2018	$7	$(485)	$14,124	$(10,372)	$(24)	$3,250	$88	$3,338
Net loss	—	—	—	(217)	—	(217)	(1)	(218)
Stock-based compensation	—	(5)	21	—	—	16	—	16
Other comprehensive loss, net of tax	—	—	—	—	(13)	(13)	(2)	(15)
Change in noncontrolling interest, net of distributions and contributions	—	—	—	—	—	—	(2)	(2)
Other	—	3	—	—	—	3	—	3
Balance as of March 31, 2019	$7	$(487)	$14,145	$(10,589)	$(37)	$3,039	$83	$3,122

See accompanying Notes to Consolidated Condensed Financial Statements.

CAESARS ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows provided by/(used in) operating activities	$(20)	$255
Cash flows from investing activities
Acquisitions of property and equipment, net of change in related payables	(184)	(218)
Proceeds from the sale and maturity of investments	9	5
Payments to acquire investments	—	(7)
Other	—	2
Cash flows used in investing activities	(175)	(218)
Cash flows from financing activities
Proceeds from long-term debt and revolving credit facilities	1,138	—
Repayments of long-term debt and revolving credit facilities	(16)	(116)
Proceeds from the issuance of common stock	1	—
Taxes paid related to net share settlement of equity awards	(3)	(5)
Financing obligation payments	(3)	(5)
Distributions to noncontrolling interest owners	—	(2)
Cash flows provided by/(used in) financing activities	1,117	(128)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	922	(91)
Cash, cash equivalents, and restricted cash, beginning of period	1,884	1,657
Cash, cash equivalents, and restricted cash, end of period	$2,806	$1,566

Supplemental Cash Flow Information:
Cash paid for interest	$201	$231
Cash received/(paid) for income taxes	(1)	2
Non-cash investing and financing activities:
Change in accrued capital expenditures	(36)	(7)

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
This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2019 Annual Report.
We also refer to (i) our Consolidated Condensed Financial Statements as our “Financial Statements,” (ii) our Consolidated Condensed Balance Sheets as our “Balance Sheets,” (iii) our Consolidated Condensed Statements of Operations and Comprehensive Income/(Loss) as our “Statements of Operations,” and (iv) our Consolidated Condensed Statements of Cash Flows as our “Statements of Cash Flows.”
Note 1 — Description of Business
Organization
CEC is primarily a holding company with no independent operations of its own. Caesars Entertainment operates the business primarily through its wholly owned subsidiaries CEOC, LLC (“CEOC LLC”) and Caesars Resort Collection, LLC (“CRC”). As of March 31, 2020, Caesars Entertainment has a total of 51 properties in 13 U.S. states and five countries outside of the U.S., including 49 casino properties. Nine casinos are in Las Vegas, which represented 45% of net revenues for the three months ended March 31, 2020. In addition to our properties, other domestic and international properties, including Harrah’s Northern California, are authorized to use the brands and marks of Caesars Entertainment Corporation.
We lease certain real property assets from third parties, including VICI Properties Inc. and/or its subsidiaries (collectively, “VICI”).
Effect of the COVID-19 Public Health Emergency
A novel strain of coronavirus (“COVID-19”) was declared a public health emergency by the United States Department of Health and Human Services on January 31, 2020. On March 13, 2020, the President of the United States issued a proclamation declaring a national emergency concerning COVID-19. As a result of the COVID-19 public health emergency, we began to receive directives from various governmental and tribal bodies for the closure of certain properties, and consistent with such directives, on March 17, 2020, we announced the temporary shutdown of our owned properties in North America. When required by governmental bodies, our international properties also shut down following such directives. COVID-19 is present in nearly all regions around the world and has resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Our properties remained closed as of March 31, 2020, and as a result, the COVID-19 public health emergency continues to affect our business significantly. There is significant uncertainty as to the length of time for which these closures will remain in effect. Furthermore, there can be no assurance even after reopening as to the time required for our operations to recover to levels prior to these closures, or whether future closures related to COVID-19 could occur.
The COVID-19 public health emergency has had significant and far-reaching effects on our business and our industry. In addition to the lost revenues from the closure of our properties, we also observed a significant increase in postponements and cancellations, specifically in our Las Vegas region, of convention reservations during the quarter ended March 31, 2020, as well as convention reservations in the second and third quarters of 2020. In addition, many of our entertainment venues have canceled or postponed scheduled performances (see Note 11 for further discussion). Further, some of our tenants have requested temporary rent relief in the form of extended payment periods. We have also made efforts to reach agreements with our vendors for extended payment terms. The interruptions in our business have reduced our revenues and projected revenues across most of our revenue streams. However, our online and mobile games continue to operate and provide entertainment for our customers at home.
To manage the business through this period of uncertainty, we took steps to begin operating with a smaller, targeted workforce that is focused on maintaining basic operations while our properties remain closed. On April 2, 2020, we announced furloughs that would affect approximately 90% of our employees at our domestic, owned properties in North America as well as our corporate employees. As part of our ongoing efforts, we also took steps to support our employees through the effects of these difficult actions (see Note 7 for further discussion).

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy. Two provisions of the CARES Act will serve to aid the Company’s liquidity position, the employee retention credit and the deferral of employer-related FICA taxes.
First, the employee retention credit provides employers a refundable federal tax credit equal to 50% of the first $10,000 of qualified wages and benefits paid to employees while they are not performing services after March 12, 2020 and before January 1, 2021. Contributions to qualified medical plans also constitute creditable amounts. The credit is available to offset all federal employment withholdings owed in a particular quarter including both the employer and employee share of social security, Medicare taxes and withholdings for federal income taxes. To the extent that the credit exceeds employment withholdings, the employer may request a refund of prior taxes paid.
Second, employers are permitted to defer the employer share of social security taxes otherwise owed on dates beginning March 27, 2020 and ending December 31, 2020. Half of the total deferred payments are payable on December 31, 2021 and the remaining half are payable on December 31, 2022. The Company intends to take full advantage of this tax deferral provision. The amount of the deferral is based on wages paid from April through December, which we are unable to estimate at this time. See Note 7 for additional discussion of the CARES Act.
As a precautionary measure, on March 16, 2020, we announced that we had fully drawn the remaining available amounts under each of the CRC Revolving Credit Facility and CEOC Revolving Credit Facility in order to increase our cash position and preserve liquidity and financial flexibility in light of the uncertainty and general volatility in the global financial markets. In accordance with the terms of each of the revolving credit facilities, the proceeds from these borrowings may be used in the future for working capital, general corporate or other purposes permitted by each of the revolving credit facilities. The amounts drawn under these revolving credit facilities are subject to financial covenants which are sensitive to EBITDA. Due to the closure of our properties, EBITDA has been significantly affected whereby it is reasonably possible that we would be unable to maintain compliance with the financial covenants thereunder. We are in process of obtaining waivers for these financial covenants through September 30, 2021; however, they are not yet in place (see Note 8 for further discussion). As a result, for liquidity modeling purposes we have assumed that a required repayment of $826 million of the revolver borrowing will be repaid within the next twelve months.
As an added measure, we are also in the process of obtaining relief for certain minimum capital expenditure requirements under our lease agreements. Although we expect such relief to be granted, we have not assumed a reduction in our capital expenditures for liquidity modeling purposes.
After considering the measures that we have taken in order to maintain our basic operations while our properties remain closed, we estimate incurring approximately $9.0 million to $9.5 million per day of cash outflows which include operating expenses, rent, interest, debt service, and capital expenditures. Until our operations resume, we expect to continue to incur such cash operating expenses which will result in negative cash flows from operations. As more fully described in Note 5, management has considered multiple scenarios with which our properties begin to reopen and profitability returns. Based on the assumptions in these scenarios, we believe our current liquidity is sufficient to support our operations for the next 12 months. However, these significant assumptions are highly subject to uncertainty and change related to events outside of our control, specifically as to when our properties may be allowed to open, at what levels of capacity, and customer demand.
The uncertain duration of government or tribe-mandated closures of our properties and the overall deterioration of general economic conditions have materially affected significant inputs that are used to determine the fair value of certain of our indefinite-lived assets including goodwill. Accordingly, during the three months ended March 31, 2020, we recorded impairments to certain intangible assets. See Note 5 for further discussion.
In preparation of reopening, we continue to take cautionary actions in response to the COVID-19 public health emergency. First and foremost, we are focusing on the health and safety of our employees. We have implemented real time changes in operating procedures to accommodate social distancing guidelines. We have enhanced security measures at many of our properties while they are closed and implemented additional cleaning and disinfection procedures in order to maintain healthy and secure operating environments, which we expect to continue for the foreseeable future.
We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, and may take additional actions based on such authorities’ recommendations. In these circumstances, there may be developments outside of our control that require us to adjust our operating plan. Given the dynamic nature of this situation, the full extent of the effects of the COVID-19 public health emergency on our future financial condition, results of operations or cash flows is highly uncertain.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

For a more extensive discussion of the possible impacts of the COVID-19 public health emergency on our business, financial condition and results of operations, please refer to “Risk Factors” in Part II, Item 1A of this report.
Proposed Merger of Caesars Entertainment Corporation with Eldorado Resorts, Inc.
On June 24, 2019, Caesars, Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”), and Colt Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Eldorado (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Caesars (the “Merger”), with Caesars continuing as the surviving corporation and a direct wholly owned subsidiary of Eldorado. On November 15, 2019, the respective stockholders of Caesars and Eldorado voted to approve the Merger. The transaction is expected to close mid-2020. In connection with the Merger, Eldorado will change its name to Caesars Entertainment, Inc.
Based on the terms and subject to the conditions set forth in the Merger Agreement, the aggregate consideration payable by Eldorado in respect of outstanding shares of common stock of Caesars (“Caesars Common Stock”) will be (a) an amount of cash equal to (i) the sum of (A) $8.40 plus (B) an amount equal to $0.003333 (the “Ticking Fee”) for each day from March 25, 2020 until the closing date of the Merger (the “Closing Date”), multiplied by (ii) a number of shares of Caesars Common Stock (the “Aggregate Caesars Share Amount”) equal to (A) 682,161,838 (which includes 8,327,528 shares being held in escrow trust as of May 6, 2020 to satisfy unsecured claims pursuant to the Third Amended Joint Plan of Reorganization, filed with the U.S. Bankruptcy Court for the Northern District of Illinois in Chicago on January 13, 2017, at Docket No. 6318) plus (B) the number of shares of Caesars Common Stock issued after June 24, 2019 and prior to the effective time of the Merger pursuant to the exercise of certain equity awards issued under Caesars stock plans or conversion of the CEC Convertible Notes (as defined below) (the “Aggregate Cash Amount”); and (b) a number of shares of common stock of Eldorado (“Eldorado Common Stock”) equal to 0.0899 multiplied by the Aggregate Caesars Share Amount (the “Aggregate Eldorado Share Amount”). Each holder of shares of Caesars Common Stock will be entitled to elect to receive, for each share of Caesars Common Stock held by such holder, either an amount of cash or a number of shares of Eldorado Common Stock, with value (based on the Eldorado Common Stock VWAP, as defined below) equal to the Per Share Amount. The “Per Share Amount” is equal to (a) (i) the Aggregate Cash Amount, plus (ii) the product of (A) the Aggregate Eldorado Share Amount and (B) the volume weighted average price of a share of Eldorado Common Stock for a ten trading day period, starting with the opening of trading on the 11th trading day prior to the anticipated Closing Date to the closing of trading on the second to last trading day prior to the anticipated Closing Date (the “Eldorado Common Stock VWAP”), divided by (b) the Aggregate Caesars Share Amount.
Elections by Caesars stockholders are subject to proration such that the aggregate amount of cash paid in exchange for outstanding shares of Caesars Common Stock in the Merger will not exceed the Aggregate Cash Amount and the aggregate number of shares of Eldorado Common Stock issued in exchange for shares of Caesars Common Stock in the Merger will not exceed the Aggregate Eldorado Share Amount. Based on the number of shares of Eldorado Common Stock and Caesars Common Stock, and the principal amount of the CEC Convertible Notes, outstanding as of March 31, 2020, and assuming the Merger occurred on that date, Caesars stockholders who receive shares of Eldorado Common Stock in exchange for their shares of Caesars Common Stock in the Merger and holders of the CEC Convertible Notes (assuming that all CEC Convertible Notes are converted immediately following consummation of the Merger into $8.42 in cash (which incorporates the Ticking Fee for each day from March 25, 2020 until March 31, 2020) and 0.0899 shares of Eldorado Common Stock for each share of Caesars Common Stock into which such CEC Convertible Notes were convertible immediately prior to the Merger) would be issued an aggregate of approximately 77 million shares of Eldorado Common Stock and would hold approximately 49.8%, in the aggregate, of the issued and outstanding shares of Eldorado Common Stock.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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
The Merger Agreement also contains termination rights for each of Caesars and Eldorado under certain circumstances. If the Merger Agreement is terminated in certain circumstances relating to entry by Caesars into an alternative transaction, Caesars will be required to pay Eldorado a termination fee of approximately $418.4 million. The Merger Agreement also provides that Eldorado will be obligated to pay a termination fee of approximately $836.8 million to Caesars if the Merger Agreement is terminated (i) due to a law or order relating to gaming or antitrust laws that prohibits or permanently enjoins the consummation of the transactions, (ii) because the required regulatory approvals were not obtained prior to June 24, 2020 (subject to automatic extension to a date no later than December 24, 2020 upon satisfaction of certain conditions to extension set forth in the Merger Agreement) or (iii) due to Eldorado willfully and materially breaching certain obligations with respect to the actions required to be taken by Eldorado to obtain required antitrust approvals.
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
Potential Divestitures
We are considering divestiture opportunities for non-strategic assets and properties. If the completion of a sale is more likely than not to occur, we may recognize impairment charges for certain of our properties to the extent current expected proceeds are below our carrying value for such properties.
Note 2 — Basis of Presentation and Principles of Consolidation
Basis of Presentation and Use of Estimates
The accompanying unaudited consolidated condensed financial statements of Caesars have been prepared under the rules and regulations of the Securities and Exchange Commission applicable for interim periods, and therefore, do not include all information and footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). The results for the interim periods reflect all adjustments (consisting primarily of normal recurring adjustments) that management considers necessary for a fair presentation of financial position, results of operations, and cash flows. The results of operations for our interim periods are not necessarily indicative of the results of operations that may be achieved for the entire 2020 fiscal year.
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

(In millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$2,677	$1,755
Restricted cash, current	119	117
Restricted cash, non-current	10	12
Total cash, cash equivalents, and restricted cash	$2,806	$1,884

Consolidation of Subsidiaries and Variable Interest Entities
Our consolidated financial statements include the accounts of Caesars Entertainment and its subsidiaries after elimination of all intercompany accounts and transactions.
We consolidate all subsidiaries in which we have a controlling financial interest and VIEs for which we or one of our consolidated subsidiaries is the primary beneficiary. Control generally equates to ownership percentage, whereby (i) affiliates that are more than 50% owned are consolidated; (ii) investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method where we have determined that we have significant influence over the entities; and (iii) investments in affiliates of 20% or less are generally accounted for as investments in equity securities.
We consider ourselves the primary beneficiary of a VIE when we have both the power to direct the activities that most significantly affect the results of the VIE and the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. We review our investments for VIE consideration if a reconsideration event occurs to determine if the investment continues to qualify as a VIE. If we determine an investment no longer qualifies as a VIE, there may be a material effect to our financial statements.
Consolidation of Korea Joint Venture
CEC has a joint venture to acquire, develop, own, and operate a casino resort project in Incheon, South Korea (the “Korea JV”). We determined that the Korea JV is a VIE and CEC is the primary beneficiary, and therefore, we consolidate the Korea JV into our financial statements. As of March 31, 2020, the construction schedule for the project has been delayed and discussions regarding the project costs between us and our JV partner remain ongoing. On February 11, 2020, the primary subcontractor notified us that construction on the project has ceased pending resolution of the go-forward options as explained below. In addition, the external debt financing by the Korea JV has also been delayed, which has affected the timing of equity capital contributions by us, and our joint venture partner, in accordance with our joint venture agreement. We are currently in discussions with our joint venture partner regarding the project costs and financing plan for the project and are evaluating all of our options under the terms of the joint venture agreement. Possible outcomes include completing the project and related financing as originally budgeted, adding an additional equity partner, selling all, or part, of the parties’ ownership interest in the Korea JV, liquidating the joint venture or taking any other steps including those that we may agree with our joint venture partner. These possible outcomes could result in a material impairment of assets of the Korea JV and could also change our conclusion that we are the primary beneficiary of the joint venture, which could result in a material charge upon deconsolidation of the joint venture. As reported by the joint venture and consolidated in our financial statements, as of March 31, 2020, total net assets of $125 million were primarily composed of property and equipment recorded at cost basis, net of construction payable, of which we have a 50% interest.
Emerald Resort & Casino, South Africa Disposition
In May 2019, we entered into an initial agreement to sell Emerald Resort & Casino located in South Africa, in which we own a 70% interest while the remaining 30% is owned by local minority partners. During 2020, the original agreement expired and we began negotiations for a revised sales price due to deterioration of the market in South Africa. The property closure, the uncertainty

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

of the timing of reopening, and the recovery period resulting from the COVID-19 public health emergency have further affected these negotiations. As a result, we have recorded a corresponding valuation allowance of $9 million related to the Assets held for sale on our Balance Sheet. This charge has been recorded in Other income/(loss) on our Statements of Operations for the three months ended March 31, 2020. The following table summarizes assets and liabilities classified as held for sale within our All Other segment.

(In millions)	March 31, 2020
Cash and cash equivalents	$4
Property and equipment, net	20
Goodwill	5
Intangible assets other than goodwill	7
Other	2
Less: valuation allowance	(9)
Assets held for sale	$29

Current liabilities	$2
Deferred credits and other liabilities	3
Liabilities held for sale included in Accrued expenses and other current liabilities	$5

Harrah’s Reno Disposition
We lease certain real property assets for Harrah’s Reno from VICI. In December 2019, Caesars and VICI entered into an agreement to sell Harrah’s Reno to an affiliate of CAI Investments for $50 million. The proceeds of the transaction are expected to be split 75% to VICI and 25% to Caesars, while the annual rent payments under the Non-CPLV Master Lease between Caesars and VICI will remain unchanged. These assets and liabilities are not presented as held for sale in our Balance Sheets as the sale is contingent upon the closing of the Merger.
Bally’s Atlantic City Hotel & Casino Disposition
We lease certain real property assets for Bally’s Atlantic City Hotel & Casino (“Bally’s Atlantic City”) from VICI. In April 2020, Caesars and VICI entered into agreements to sell the operations of Bally’s Atlantic City and the real property on which it is located to Twin River Worldwide Holding, Inc. for approximately $25 million, which we expect to close within the next twelve months, subject to regulatory approvals and other closing conditions. Caesars will receive approximately $6 million from the sale and VICI will receive approximately $19 million from the sale, while the annual payments under the Non-CPLV Master Lease between Caesars and VICI will remain unchanged. In association with this sale, we recorded an impairment charge to Property and equipment, net in the amount of $33 million during the three months ended March 31, 2020 as the carrying value was higher than the fair value. Bally’s Atlantic City is included in our Other U.S. segment.
Note 3 — Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification (“ASC”).
Effective January 1, 2020, we adopted the following Accounting Standards Updates (“ASU”), none of which had a material effect on our financial statements:

•	ASU 2018-18, Collaborative Arrangements

•	ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software

•	ASU 2018-13, Fair Value Measurement

•	ASU 2016-13, Financial Instruments - Credit Losses
The following ASUs were not effective as of March 31, 2020:

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

New Developments
Reference Rate Reform - ASU 2020-04: Amended guidance is intended to provide relief to the companies that have contracts, hedging relationships or other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate which is expected to be discontinued because of reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions if certain criteria are met. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The amendments in this update may be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. All other amendments should be applied on a prospective basis. We are currently assessing the effect the adoption of this standard will have on our prospective financial statements.
Previously Disclosed
Income Taxes - ASU 2019-12: Amended guidance simplifies ASC 740 - Income Taxes by removing scope exceptions including: the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendment also simplifies areas such as franchise tax, step up in tax basis of goodwill in business combination, allocation of deferred tax to legal entities, inclusion of tax laws or rate change effect in annual effective tax rate computation, and income taxes for employee stock ownership plans. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this update related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. We are currently assessing the effect the adoption of this standard will have on our prospective financial statements.
Note 4 — Property and Equipment

(In millions)	March 31, 2020	December 31, 2019
Land	$4,211	$4,218
Buildings, riverboats, and leasehold and land improvements	12,454	12,022
Furniture, fixtures, and equipment	1,804	1,762
Construction in progress	327	706
Total property and equipment	18,796	18,708
Less: accumulated depreciation	(3,960)	(3,732)
Total property and equipment, net	$14,836	$14,976

Our property and equipment is subject to various operating leases for which we are the lessor. We lease our property and equipment related to our hotel rooms, convention space and retail space through various short-term and long-term operating leases.
Depreciation Expense and Capitalized Interest

	Three Months Ended March 31,
(In millions)	2020	2019
Depreciation expense	$238	$229
Capitalized interest	8	5

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 5 — Goodwill and Other Intangible Assets
Changes in Carrying Value of Goodwill and Other Intangible Assets

	Amortizing Intangible Assets	Non-Amortizing Intangible Assets
(In millions)		Goodwill	Other
Balance as of December 31, 2019	$270	$4,012	$2,554
Amortization	(18)	—	—
Impairments	—	—	(32)
Other	—	(1)	(2)
Balance as of March 31, 2020 (1)	$252	$4,011	$2,520

____________________

(1)
In addition to the reporting units disclosed in our annual report on Form 10-K, an additional reporting unit within our Other U.S. Segment with $39 million of associated goodwill has a negative carrying value. The fair value of the reporting unit exceeds the carrying value.

Gross Carrying Value and Accumulated Amortization of Intangible Assets Other Than Goodwill

	March 31, 2020				December 31, 2019
(Dollars in millions)	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets
Trade names and trademarks	0.8	$14	$(9)	$5	$14	$(8)	$6
Customer relationships	3.3	1,070	(835)	235	1,070	(819)	251
Contract rights	4.7	3	(2)	1	3	(2)	1
Gaming rights and other	4.2	43	(32)	11	43	(31)	12
		$1,130	$(878)	252	$1,130	$(860)	270
Non-amortizing intangible assets
Trademarks				776			776
Gaming rights				1,491			1,525
Caesars Rewards				253			253
				2,520			2,554
Total intangible assets other than goodwill				$2,772			$2,824
Due to the adverse effect of the COVID-19 public health emergency on the global economy and financial markets and the resulting closure of our properties beginning in mid-March 2020, including the resulting negative operating cash flows, we revised our expected future cash flows from our properties. While the disruption caused by the COVID-19 public health emergency is expected to be temporary, it has significantly affected our projected future cash flows, which is an indication of potential impairment within our reporting units.
To test for potential impairments of our goodwill and other intangible assets, we utilized an income approach which is sensitive to the Company’s projected future cash flows. Significant assumptions and estimates that we have utilized to project our future cash flows include the dates upon which our properties will reopen and the estimated time needed for our operations to recover to levels prior to the COVID-19 public health emergency. Our projections consider various scenarios as to when our properties begin to open, such as towards the end of the second quarter of 2020 or in the third quarter of 2020. Our scenarios also consider recovery rates that assume that our properties gradually return to operating levels experienced prior to the COVID-19 public health emergency over the course of 1 to 3 years. We are uncertain of the likelihood of any of these scenarios over any others and, accordingly, have applied equal weighting to them to develop our estimate. The discount rate utilized incorporates the additional return a market participant would require for the high degree of uncertainty related to the future cash flows.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

As a result of our estimate, we recognized an impairment charge related to gaming rights of $32 million related to two of our properties in our Other U.S. segment during the three months ended March 31, 2020 which has been recorded within Impairment of tangible and other intangible assets on our Statement of Operations.
These significant assumptions are highly subject to uncertainty and to change, including factors which may be outside of our control (such as the dates upon which our properties are allowed to reopen). We may record material impairments in the future if these assumptions change or events develop or progress other than as we assumed.
Note 6 — Fair Value Measurements
Items Measured at Fair Value on a Recurring Basis
The following table shows the fair value of our financial assets and financial liabilities that are required to be measured at fair value as of the date shown:
Estimated Fair Value

(In millions)	Balance	Level 1	Level 2	Level 3
March 31, 2020
Assets
Government bonds	$4	$—	$4	$—
Total assets at fair value	$4	$—	$4	$—
Liabilities
Derivative instruments - interest rate swaps	$134	$—	$134	$—
Derivative instruments - CEC Convertible Notes	308	—	308	—
Disputed claims liability	30	—	30	—
Total liabilities at fair value	$472	$—	$472	$—

December 31, 2019
Assets
Government bonds	$13	$—	$13	$—
Total assets at fair value	$13	$—	$13	$—
Liabilities
Derivative instruments - interest rate swaps	$69	$—	$69	$—
Derivative instruments - CEC Convertible Notes	944	—	944	—
Disputed claims liability	51	—	51	—
Total liabilities at fair value	$1,064	$—	$1,064	$—

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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The CEC Convertible Notes are convertible at the option of holders into a number of shares of CEC common stock that is equal to approximately 0.139 shares of CEC common stock per $1.00 principal amount of CEC Convertible Notes, which is equal to an initial conversion price of $7.19 per share. If all the shares were issued on October 6, 2017, they would have represented approximately 17.9% of the shares of CEC common stock outstanding on a fully diluted basis. The holders of the CEC Convertible Notes can convert them at any time after issuance. CEC can convert the CEC Convertible Notes beginning in October 2020 if the last reported sale price of CEC common stock equals or exceeds 140% of the conversion price for the CEC Convertible Notes in effect on each of at least 20 trading days during any 30 consecutive trading day period. As of March 31, 2020, an immaterial amount of the CEC Convertible Notes were converted into shares of CEC common stock. An aggregate of 156 million shares of CEC common stock are issuable upon conversion of the CEC Convertible Notes, of which 151 million shares are net of amounts held by CEC. As of March 31, 2020, the remaining life of the CEC Convertible Notes is approximately 4.5 years.
Management analyzed the conversion features for derivative accounting consideration under ASC Topic 815, Derivatives and Hedging, (“ASC 815”) and determined that the CEC Convertible Notes contain bifurcated derivative features and qualify for derivative accounting. In accordance with ASC 815, CEC has bifurcated the conversion features of the CEC Convertible Notes and recorded a derivative liability. The CEC Convertible Notes derivative features are not designated as hedging instruments. The derivative features of the CEC Convertible Notes are carried on CEC’s Balance Sheet at fair value in Deferred credits and other liabilities. The derivative liability is marked-to-market each measurement period and the changes in fair value as a result of fluctuations in the share price of our common stock resulted in a gain of $636 million and a loss of $162 million, which were recorded as a component of Other income/(loss) for the three months ended March 31, 2020 and 2019, respectively, in the Statements of Operations. The derivative liability associated with the CEC Convertible Notes will remain in effect until such time as the underlying convertible notes are exercised or terminated and the resulting derivative liability will be transitioned from a liability to equity as of such date.
Valuation Methodology
The CEC Convertible Notes have a face value of $1.1 billion, an initial term of 7 years, a coupon rate of 5%.
As of March 31, 2020 and December 31, 2019, we estimated the fair value of the CEC Convertible Notes using a market-based approach that incorporated the value of both the straight debt and conversion features of the notes. The valuation model incorporated actively traded prices of the CEC Convertible Notes as of the reporting date, and assumptions regarding the incremental cost of borrowing for CEC. The key assumption used in the valuation model is the actively traded price of CEC Convertible Notes and the incremental cost of borrowing is an indirectly observable input. The fair value for the conversion features of the CEC Convertible Notes is classified as Level 2 measurement.
Key Assumptions as of March 31, 2020 and December 31, 2019:

•	Actively traded price of CEC Convertible Notes - $109.40 and $192.55, respectively

•	Incremental cost of borrowing - 11.5% and 4.0%, respectively
Interest Rate Swap Derivatives
We use interest rate swaps to manage the mix of our debt between fixed and variable rate instruments. As of March 31, 2020, we have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt. The interest rate swaps are designated as cash flow hedging instruments. The difference to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense at settlement. Changes in the variable interest rates to be received pursuant to the terms of the interest rate swap agreements will have a corresponding effect on future cash flows.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The major terms of the interest rate swap agreements as of March 31, 2020 are as follows:

Effective Date	Notional Amount (In millions)	Fixed Rate Paid	Variable Rate Received as of March 31, 2020	Maturity Date
12/31/2018	250	2.274%	1.603%	12/31/2022
12/31/2018	200	2.828%	1.603%	12/31/2022
12/31/2018	600	2.739%	1.603%	12/31/2022
1/1/2019	250	2.153%	1.603%	12/31/2020
1/1/2019	250	2.196%	1.603%	12/31/2021
1/1/2019	400	2.788%	1.603%	12/31/2021
1/1/2019	200	2.828%	1.603%	12/31/2022
1/2/2019	250	2.172%	1.603%	12/31/2020
1/2/2019	200	2.731%	1.603%	12/31/2020
1/2/2019	400	2.707%	1.603%	12/31/2021

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
Financial Statement Effect
The effect of derivative instruments designated as hedging instruments on the Balance Sheet for amounts transferred into Accumulated other comprehensive income/(loss) (“AOCI”) before tax was a loss of $65 million and $21 million during the three months ended March 31, 2020 and 2019, respectively. AOCI reclassified to Interest expense on the Statements of Operations was $7 million for the three months ended March 31, 2020. The estimated amount of existing losses that are reported in AOCI at the reporting date that are expected to be reclassified into earnings within the next 12 months is approximately $64 million.
Accumulated Other Comprehensive Income/(Loss)
The changes in AOCI by component, net of tax, for the quarterly periods through March 31, 2020 and 2019 are shown below.

(In millions)	Unrealized Net Gains/(Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Other	Total
Balances as of December 31, 2019	$(54)	$(7)	$—	$(61)
Other comprehensive loss before reclassifications	(59)	(14)	—	(73)
Amounts reclassified from accumulated other comprehensive loss	7	—	—	7
Total other comprehensive loss, net of tax	(52)	(14)	—	(66)
Balances as of March 31, 2020	$(106)	$(21)	$—	$(127)

Balances as of December 31, 2018	$(13)	$(9)	$(2)	$(24)
Other comprehensive income/(loss) before reclassifications	(17)	2	2	(13)
Total other comprehensive income/(loss), net of tax	(17)	2	2	(13)
Balances as of March 31, 2019	$(30)	$(7)	$—	$(37)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Disputed Claims Liability
CEC and Caesars Entertainment Operating Company, Inc. (“CEOC”) deposited cash, CEC common stock, and CEC Convertible Notes into an escrow trust to be distributed to satisfy certain remaining unsecured claims (excluding debt claims) as they become allowed (see Note 7). We have estimated the fair value of the remaining liability of those claims. As of March 31, 2020, the fair value of the Disputed claims liability is classified as Level 2.
For the three months ended March 31, 2020 and 2019, the changes in fair value related to the disputed claims liability was a gain of $21 million and a loss of $6 million, respectively, which were recorded as components of Other income/(loss) in the Statements of Operations.
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
Litigation Relating to the Merger
On September 5, 2019, a complaint was filed against Caesars and each member of the Caesars’ board of directors (the “Caesars Board”) in the United States District Court for the District of Delaware. The lawsuit, captioned Stein v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01656, alleged violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 244.100, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff sought (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint, (ii) if the Merger is consummated, rescission of the Merger or rescissory damages and (iii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also sought an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On March 9, 2020, the Stein complaint was voluntarily dismissed.
On September 9, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board, Eldorado and Merger Sub in the United States District Court for the District of Delaware. The lawsuit, captioned Palkon v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01679, alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars and/or Eldorado violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff sought, among other things, (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also sought an award of costs incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On March 9, 2020, the Palkon complaint was voluntarily dismissed.
On September 12, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board and Eldorado in the United States District Court for the District of Delaware. The lawsuit, captioned Gershman v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01720, alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to (i) disclose certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) disclose certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) obtain a proper valuation for Caesars. The plaintiff sought (i) to enjoin the defendants from proceeding with filing an amendment to the Eldorado S-4 (as defined below) and

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

consummating the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also sought an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On March 9, 2020, the Gershman complaint was voluntarily dismissed.
On September 13, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board and Eldorado in the Eighth Judicial District Court for Clark County, Nevada. The lawsuit, captioned Cazer v. Caesars Entertainment Corp., et al., Civil Action No. A-19-801900-C, asserted claims for breach of fiduciary duties against the Caesars Board and aiding and abetting breach of fiduciary duties against Caesars in connection with the Merger. The complaint alleged, among other things, that the members of the Caesars Board breached their fiduciary duties, and Caesars aided and abetted such breaches of fiduciary duties, by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff sought (i) to compel the defendants to exercise their fiduciary duties to Caesars stockholders in connection with the Merger in accordance with the information discussed in the complaint and (ii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also sought an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On March 11, 2020, the Cazer complaint was voluntarily dismissed.
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
Contractual Commitments
During the three months ended March 31, 2020, we have not entered into any material contractual commitments outside of the ordinary course of business that have materially changed our contractual commitments as compared to December 31, 2019.
Extension of Casino Operating Contract and Ground Lease for Harrah’s New Orleans
On April 1, 2020, the Company and the State of Louisiana, by and through the Louisiana Gaming Control Board (the “LGCB”), entered into an Amended and Restated Casino Operating Contract (as amended by a First Amendment to the Amended and Restated Casino Operating Contract dated April 9, 2020, the “Casino Operating Contract”) to amend and restate the casino operating contract between the Company and the LGCB with respect to Harrah’s New Orleans to, among other things: (a) extend the term of the Company’s authority to conduct gaming operations at Harrah’s New Orleans for thirty (30) years to 2054; (b) require the Company to make (i) a capital investment of $325 million on or around Harrah’s New Orleans by July 15, 2024 (subject to extensions for force majeure events) (the “Capital Investment”), (ii) certain one-time payments totaling $65 million to the City of New Orleans (the “City”) and the State of Louisiana, (iii) annual payments totaling $9.4 million to the City and the State of Louisiana and (iv) an annual license payment of $3 million to the LGCB starting April 1, 2022; and (c) delay the date by which the Company must deliver certain payments to the State of Louisiana and the City primarily driven by the reopening date of the casino.
On April 3, 2020, the Company, New Orleans Building Corporation (“NOBC”) and the City (collectively, the “Ground Lease Parties”) entered into a Second Amended and Restated Lease Agreement (as amended by a letter agreement of the same date, the “Ground Lease”) to amend and restate the ground lease among the Ground Lease Parties with respect to Harrah’s New Orleans to, among other things: (a) require the Company to make (i) the Capital Investment, (ii) certain payments to the City as also required by the Casino Operating Contract and (iii) certain one-time payments totaling $28.5 million to NOBC; (b) increase the minimum amount of certain annual payments to be made by the Company to NOBC; (c) provide that NOBC approves (subject to the satisfaction of certain conditions) of (i) the consummation of the Merger and (ii) a sale-leaseback transaction between the Company and an affiliate of VICI Properties, L.P.; and (d) delay the date by which the Company must deliver certain payments to the City and NOBC primarily driven by the reopening date of the casino.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Exit Cost Accruals
As of March 31, 2020 and December 31, 2019, exit costs were included in Accrued expenses and other current liabilities and Deferred credits and other liabilities on the accompanying Balance Sheets for accruals related to the following:

(In millions)	Accrual Obligation End Date	March 31, 2020	December 31, 2019
Iowa greyhound pari-mutuel racing fund	December 2021	$17	$17
Unbundling of electric service provided by NV Energy	February 2024	46	49
Total		$63	$66

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
Sports Sponsorship/Partnership Obligations
We have agreements with certain professional sports leagues and teams, sporting event facilities and sports television networks for tickets, suites, and advertising, marketing, promotional and sponsorship opportunities. As of March 31, 2020, obligations related to these agreements were $231 million with contracts extending through 2034. We recognize expenses in the period services are rendered in accordance with the various agreements. In addition, assets or liabilities may be recorded related to the timing of payments as required by the respective agreement.
Golf Course Use Agreement
On October 6, 2017, certain golf course properties were sold to VICI and CEOC LLC entered into a golf course use agreement (the “Golf Course Use Agreement”) with VICI over a 35-year term (inclusive of all renewal periods), pursuant to which we incur (i) an annual payment of $10 million subject to escalation, (ii) an annual use fee of $3 million, subject to escalation beginning in the second year, and (iii) per-round fees. All of these payments are guaranteed by CEC.
An obligation of $146 million is recorded in Deferred credits and other liabilities as of March 31, 2020, which represents the amount that the obligations of $10 million in annual payments to be made under the Golf Course Use Agreement exceeds the fair value of services being received.

Employee Furlough Benefits and the CARES Act Credit
Due to the government or tribe-mandated closures of our properties as a result of the COVID-19 public health emergency, on April 2, 2020, we announced that we would temporarily move to a smaller, targeted workforce focused on maintaining basic operations while our properties remain closed and that furloughs would affect approximately 90% of our employees at our domestic, owned properties in North America as well as our corporate employees. We paid two weeks of pay from the furlough notification date, after which the employees were allowed to use their annual allotted paid time off. For furloughed employees enrolled in the Caesars health benefit plans, we are paying 100% of health insurance premiums through the earlier of June 30, 2020, or the date that such employees return to work. We have accrued $131 million associated with these costs as of March 31, 2020, within Accrued expenses and other current liabilities.
As described in Note 1, the CARES Act provides for, among other things, economic relief for certain benefits paid to employees while they are not providing services during this interruption. Qualifying costs under the CARES Act are certain wages and benefits paid to employees who have no further service requirement. For the three months ended March 31, 2020, we have recorded a benefit of approximately $34 million within Property, general, administrative, and other on our Statements of Operations, which is based on qualifying wages and benefits paid to employees during the applicable closure period from mid-March through March 31, 2020.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Contingent Liabilities
Resolution of Disputed Claims
As previously disclosed in our 2019 Annual Report, CEOC and certain of its U.S. subsidiaries (collectively, the “Debtors”) emerged from bankruptcy and consummated their reorganization pursuant to their third amended joint plan of reorganization (the “Plan”) on October 6, 2017. Any unresolved claims filed in the bankruptcy will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. CEOC LLC will continue the process of reconciling such claims to the amounts listed by the Debtors in their schedules of assets and liabilities, as amended. The amounts asserted by claimants that remain unresolved total approximately $137 million. We estimate the fair value of these claims to be approximately $30 million as of March 31, 2020, which is recorded in Accrued expenses and other current liabilities and is based on management’s estimate of the claim amounts that the Bankruptcy Court will ultimately allow and the fair value of the underlying CEC common stock and CEC Convertible Notes held in escrow for the purpose of resolving those claims. See Note 6.
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
As of March 31, 2020, approximately $48 million in cash, 8 million shares of CEC common stock, and $32 million in principal value of CEC Convertible Notes remain in reserve for distribution to holders of disputed claims whose claims may ultimately become allowed in the escrow trust. The CEC common stock and CEC Convertible Notes held in the escrow trust are treated as not outstanding in CEC’s Financial Statements. We estimate that the number of shares, cash, and CEC Convertible Notes reserved is sufficient to satisfy the Debtors’ obligations under the Plan.
Caesars United Kingdom UKGC Investigation
In June 2019, the British Gambling Commission (the “Commission” or “UKGC”) informed Caesars Entertainment UK (“CEUK”) that it was initiating a license review of its British properties. The review relates to certain potential inadequacies in implementation of the CEUK Anti-Money Laundering policies and in CEUK’s social responsibility policy and customer monitoring. CEC has and continues to take the necessary steps to remedy the issues identified in its own review and disclosed to the Commission. On April 2, 2020, CEUK entered into a regulatory settlement for a £13 million (approximately $16 million) payment in lieu of a financial penalty and reimbursement of investigative costs to the Commission. This amount was previously accrued and is included as a liability in Accrued expenses and other current liabilities as of March 31, 2020.
Self-Insurance
We are self-insured for workers compensation and other risk insurance, as well as health insurance. Our total estimated self-insurance liability was $167 million and $163 million as of March 31, 2020 and December 31, 2019, respectively.
Due to the novel nature of the disruption resulting from the COVID-19 public health emergency, actuarial data is limited for determining its effect. The assumptions utilized by our actuaries are subject to significant uncertainty and if outcomes differ from these assumptions or events develop or progress in a negative manner, the Company could experience a material adverse effect and additional liabilities may be recorded in the future. Alternatively, as a result of the current work stoppages, a reduction of claims in future periods could be beneficial to our financial condition and results of operations.

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 8 — Debt

	March 31, 2020				December 31, 2019
(Dollars in millions)	Final Maturity	Rates	Face Value	Book Value	Book Value
Secured debt
CRC Revolving Credit Facility	2022	variable (1)	$975	$975	$—
CRC Term Loan	2024	variable (2)	4,595	4,534	4,541
CEOC LLC Revolving Credit Facility	2022	variable (3)	161	161	—
CEOC LLC Term Loan	2024	variable (1)	1,216	1,216	1,218
Unsecured debt
CEC Convertible Notes	2024	5.00%	1,085	1,058	1,058
CRC Notes	2025	5.25%	1,700	1,672	1,672
Special Improvement District Bonds	2037	4.30%	53	53	53
Total debt			9,785	9,669	8,542
Current portion of long-term debt			(876)	(876)	(64)
Long-term debt			$8,909	$8,793	$8,478

Unamortized premiums, discounts and deferred finance charges				$116	$123
Fair value			$8,074
____________________

(1)	LIBOR plus 2.00%.

(2)	LIBOR plus 2.75%.

(3)	LIBOR plus 1.88%.
Annual Estimated Debt Service Requirements as of March 31, 2020

	Remaining	Years Ended December 31,
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Annual maturities of long-term debt	$864	$49	$359	$49	$6,721	$1,743	$9,785
Estimated interest payments	380	440	410	350	340	100	2,020
Total debt service obligation (1)	$1,244	$489	$769	$399	$7,061	$1,843	$11,805
___________________

(1)
Debt principal payments are estimated amounts based on maturity dates and borrowings under our revolving credit facilities. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated effect of the ten interest rate swap agreements (see Note 6). Actual payments may differ from these estimates.

Current Portion of Long-Term Debt
The current portion of long-term debt as of March 31, 2020 and December 31, 2019 includes the principal payments on the term loans, repayments under our revolving credit facilities, other unsecured borrowings, and special improvement district bonds that are expected to be paid within 12 months. Because of our voluntary payment on the CEOC LLC term loan, we no longer have required payments; therefore, no CEOC LLC term loan payments are included in the current portion of long-term debt.
Fair Value
The fair value of debt has been calculated primarily based on the borrowing rates available as of March 31, 2020 based on market quotes of our publicly traded debt. We classify the fair value of debt within Level 1 and Level 2 in the fair value hierarchy.
Terms of Outstanding Debt
On March 16, 2020, in response to the COVID-19 public health emergency, as a precautionary measure, we announced that we had fully drawn the remaining available amounts under each of the CRC Revolving Credit Facility and CEOC Revolving Credit Facility. The total amount of the draw down was approximately $1.1 billion, a portion of which may be required to be repaid within

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the next twelve months. As of March 31, 2020, approximately $64 million of our revolving credit facilities were committed to outstanding letters of credit.
Borrowings under the revolving credit facilities are each subject to the provisions of the applicable credit facility agreements, which each have a contractual maturity of greater than one year. Borrowings on our revolvers are intended to satisfy short term liquidity needs, however, given the uncertainty as to the timing of our repayment, a portion of these borrowings are classified as long term based on the terms of the credit agreements. We have classified $826 million of our outstanding revolving credit facilities as current until waivers of our financial covenants, discussed below, are obtained.
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
The CRC Revolving Credit Facility and CEOC LLC Revolving Credit Facility include maximum first-priority net senior secured leverage ratio financial covenants of 6.35:1 and 3.50:1, respectively, which are applicable solely to the extent that certain testing conditions are satisfied. A covenant violation could result in a portion of our revolving credit facilities to be repaid within twelve months. As of March 31, 2020, we are in compliance with the covenants related to our debt instruments.
The calculation of the net senior secured leverage ratio for the CRC Revolving Credit Facility and the CEOC LLC Revolving Credit Facility is dependent on EBITDA, as defined by the respective agreement. Due to the closure of our properties, EBITDA has been significantly affected whereby it is reasonably possible that we would be unable to maintain compliance with the financial covenants thereunder. Our lenders have agreed to waive these financial covenants through September 30, 2021, however, final approvals are not yet in place. The waivers will require us to maintain minimum cash amounts, including any such availability under our revolving credit facilities (the “Minimum Cash Requirement”). The CRC Revolving Credit Facility and CEOC Revolving Credit Facility will have a Minimum Cash Requirement of $200 million and $275 million, respectively.
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
Note 9 — Stockholders' Equity
Share Repurchase Program
On May 2, 2018, the Company announced that our Board of Directors authorized a Share Repurchase Program (the “Repurchase Program”) to repurchase up to $500 million of our common stock. On August 10, 2018, the Company announced that our Board of Directors increased its share repurchase authorization to $750 million of our common stock. Repurchases may be made at the Company’s discretion from time to time on the open market or in privately negotiated transactions. The Repurchase Program has no time limit, does not obligate the Company to make any repurchases, and may be suspended for periods or discontinued at any time. Any shares acquired are available for general corporate purposes. There were no shares repurchased under the program during the three months ended March 31, 2020 and 2019. As of March 31, 2020, the maximum dollar value that may still be purchased under the program was $439 million.

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
Basic and Dilutive Net Earnings Per Share Reconciliation

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Net income/(loss) attributable to Caesars	$189	$(217)
Dilutive effect of CEC Convertible Notes, net of tax	(492)	—
Adjusted net loss attributable to Caesars	$(303)	$(217)

Weighted-average common shares outstanding - basic	682	670
Dilutive potential common shares: Stock-based compensation awards	4	—
Dilutive potential common shares: CEC Convertible Notes	151	—
Weighted-average common shares outstanding - diluted	837	670

Basic earnings/(loss) per share	$0.28	$(0.32)
Diluted loss per share	$(0.36)	$(0.32)

Weighted-Average Number of Anti-Dilutive Shares Excluded from Calculation of EPS

	Three Months Ended March 31,
(In millions)	2020	2019
Stock-based compensation awards	—	23
CEC Convertible Notes	—	151
Total anti-dilutive common stock	—	174

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Note 11 — Revenue Recognition
Receivables, net

(In millions)	March 31, 2020	December 31, 2019
Casino	$166	$186
Food and beverage and rooms (1)	59	65
Entertainment and other	47	82
Contract receivables, net	272	333
Real estate leases	12	16
Other	105	88
Receivables, net	$389	$437

____________________

(1)
A portion of this balance relates to lease receivables associated with revenue generated from the lease components of lodging arrangements and conventions. See “Lessor Arrangements” discussion below for further details.

Contract Liabilities

(In millions)	Caesars Rewards	Customer Advance Deposits	Total
Balance as of December 31, 2019 (1)(2)	$70	$126	$196
Amount recognized during the period (3)	(28)	(163)	(191)
Amount deferred during the period	31	141	172
Balance as of March 31, 2020 (2)(4)	$73	$104	$177

____________________

(1)	$18 million included within Deferred credits and other liabilities as of December 31, 2019.

(2)	Includes lodging arrangement and convention contract liabilities. See “Lessor Arrangements” discussion below for further details.

(3)	Includes $17 million for Caesars Rewards and $59 million for Customer Advances recognized from the December 31, 2019 Contract liability balances.

(4)	$24 million included within Deferred credits and other liabilities as of March 31, 2020.
Due to closure directives from various governmental and tribal bodies and travel restrictions resulting from the COVID-19 public health emergency, all hotel room reservations affected by the property closures have been automatically canceled, with full refunds. In addition, convention reservations during the closure period have been automatically postponed. We have worked with our customers to reschedule these reservations timely following our return to operation. Shows at our entertainment venues have been canceled or postponed. Purchased tickets have been refunded for canceled shows or are available for use on the rescheduled date of the show.
Lessor Arrangements
Lodging Arrangements
Lodging arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of the fees charged for lodging. The nonlease components primarily consist of resort fees and other miscellaneous items. As the timing and pattern of transfer of both the lease and nonlease components are over the course of the lease term, we have elected to combine the revenue generated from lease and nonlease components into a single lease component based on the predominant component in the arrangement. During the three months ended March 31, 2020 and 2019, we recognized approximately $317 million and $386 million, respectively, in lease revenue related to lodging arrangements, which is included in Rooms revenue in the Statement of Operations.
Conventions
Convention arrangements are considered short-term and generally consist of lease and nonlease components. The lease component is the predominant component of the arrangement and consists of fees charged for the use of meeting space. The nonlease components primarily consist of food and beverage and audio/visual services. Revenue from conventions is included in Food and beverage

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

revenue in the Statement of Operations, and during both the three months ended March 31, 2020 and 2019, we recognized approximately $15 million in lease revenue related to conventions.
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
Composition of Stock-Based Compensation Expense

	Three Months Ended March 31,
(In millions)	2020	2019
Corporate expense	$6	$16
Property, general, administrative, and other	4	5
Total stock-based compensation expense	$10	$21

Outstanding at End of Period

	March 31, 2020		December 31, 2019
	Quantity	Wtd-Avg (1)	Quantity	Wtd-Avg (1)
Stock options (2)	1,730,807	$8.74	2,147,750	$14.67
Restricted stock units (3)	6,973,066	11.09	8,332,150	10.77
Performance stock units (4)	1,176,989	6.76	1,453,663	13.60
Market-based stock units (5)	410,078	12.63	434,921	12.63
____________________

(1)
Represents weighted-average exercise price for stock options, weighted-average grant date fair value for RSUs, the price of CEC common stock as of the balance sheet date until a grant date is achieved for PSUs and the fair value of the MSUs determined using the Monte-Carlo simulation model.

(2)	During the three months ended March 31, 2020, there were no grants of stock options and 139 thousand stock options were exercised.

(3)	During the three months ended March 31, 2020, there were no grants of RSUs and 1.3 million RSUs vested under the 2017 Performance Incentive Plan (“PIP”).

(4)	During the three months ended March 31, 2020, there were no grants of PSUs and 258 thousand PSUs vested under the 2017 PIP.

(5)	During the three months ended March 31, 2020, there were no grants of MSUs and 22 thousand MSUs vested under the 2017 PIP.
Note 13 — Income Taxes
Income Tax Allocation

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Income/(loss) before income taxes	$242	$(247)
Income tax benefit/(provision)	$(54)	$29
Effective tax rate	22.3%	11.7%

We classify reserves for tax uncertainties within Deferred credits and other liabilities on the Balance Sheets separate from any related income tax payable, which is reported within Accrued expenses and other current liabilities, or Deferred income taxes. Reserve amounts relate to any potential income tax liabilities resulting from uncertain tax positions, as well as potential interest or penalties associated with those liabilities.

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

The income tax provision for the three months ended March 31, 2020 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to nondeductible expenses and state deferred taxes. The income tax benefit for the three months ended March 31, 2019 differed from the expected income tax benefit based on the federal tax rate of 21% primarily due to losses from continuing operations not tax benefitted, nondeductible expenses, and state deferred tax expense from the election to treat one of CEOC LLC’s subsidiaries as a corporation for federal and state income tax purposes, which was effective January 1, 2019.

On March 27, 2020, the CARES Act was enacted and signed into U.S. law to, among other things, provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act did not have a material income tax effect on the Company's consolidated balance sheet or statements of operations as of and for the three months ended March 31, 2020. The CARES Act did include a technical correction that assigned a 15-year recovery period to qualified improvement property. This technical correction resulted in the reduction of prior years’ unrecognized tax benefits of $54 million which had no effect on income tax expense, accrual for unrecognized tax benefits or net deferred tax liabilities.
We file income tax returns, including returns for our subsidiaries, with federal, state, and foreign jurisdictions. We are under regular and recurring audit by the Internal Revenue Service and various state taxing authorities on open tax positions, and it is possible that the amount of the liability for unrecognized tax benefits could change during the next 12 months.
Note 14 — Related Party Transactions

	Three Months Ended March 31,
(In millions)	2020	2019
Transactions with Horseshoe Baltimore
Management fees	$2	$2
Allocated expenses	2	1

Transactions with Horseshoe Baltimore
As of March 31, 2020, our investment in Horseshoe Baltimore was 44.3% and was held as an equity method investment and considered to be a related party. These related party transactions include items such as casino management fees, reimbursement of various costs incurred by CEOC LLC on behalf of Horseshoe Baltimore, and the allocation of other general corporate expenses. A summary of the transactions with Horseshoe Baltimore is provided in the table above.
Due from/to Affiliates
Amounts due from or to affiliates for each counterparty represent the net receivable or payable as of the end of the reporting period primarily resulting from the transactions described above and are settled on a net basis by each counterparty in accordance with the legal and contractual restrictions governing transactions by and among Caesars’ consolidated entities.
As of March 31, 2020 and December 31, 2019, Due from affiliates, net was $54 million and $41 million, respectively, and represented transactions with Horseshoe Baltimore.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

“All Other” includes managed, international and other properties as well as parent and other adjustments to reconcile to consolidated Caesars results.
Condensed Statements of Operations - By Segment

	Three Months Ended March 31, 2020
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$249	$655	$54	$—	$958
Food and beverage (1)	210	115	5	—	330
Rooms (1)	250	66	1	—	317
Management fees	—	—	9	—	9
Reimbursed management costs	—	1	50	—	51
Entertainment and other	88	34	12	—	134
Total contract revenues	797	871	131	—	1,799
Real estate leases (2)	25	3	—	—	28
Other revenues	—	—	1	—	1
Net revenues	$822	$874	$132	$—	$1,828

Depreciation and amortization	$120	$115	$21	$—	$256
Income/(loss) from operations	86	(72)	(80)	—	(66)
Interest expense	(82)	(144)	(107)	—	(333)
Other income/(loss) (3)	(2)	3	640	—	641
Income tax provision (4)	—	—	(54)	—	(54)

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Casino	$274	$744	$65	$—	$1,083
Food and beverage (1)	255	137	6	—	398
Rooms (1)	299	86	1	—	386
Management fees	—	—	15	—	15
Reimbursed management costs	—	1	51	—	52
Entertainment and other	94	40	11	—	145
Total contract revenues	922	1,008	149	—	2,079
Real estate leases (2)	33	2	—	—	35
Other revenues	—	—	1	—	1
Net revenues	$955	$1,010	$150	$—	$2,115

Depreciation and amortization	$128	$103	$16	$—	$247
Income/(loss) from operations	226	116	(102)	—	240
Interest expense	(83)	(143)	(123)	—	(349)
Other loss (3)	—	—	(138)	—	(138)
Income tax benefit (4)	—	—	29	—	29

____________________

(1)	A portion of these balances relate to lease revenues generated from the lease components of lodging arrangements and conventions. See Note 11 for further details.

(2)	Real estate leases revenue includes $9 million and $14 million of variable rental income for the three months ended March 31, 2020 and 2019, respectively.

(3)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(4)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.
Adjusted EBITDA - By Segment
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. Included in Adjusted EBITDA is property rent expense of $3 million for the three months ended March 31, 2020, related to certain land parcels leased from VICI.
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

CAESARS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31, 2020
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars (1)	$2	$(212)	$399	$—	$189
Net loss attributable to noncontrolling interests	—	(1)	—	—	(1)
Income tax provision (2)	—	—	54	—	54
Other (income)/loss (3)	2	(3)	(640)	—	(641)
Interest expense	82	144	107	—	333
Depreciation and amortization	120	115	21	—	256
Impairment of tangible and other intangible assets	—	65	—	—	65
Other operating costs (4)	8	3	10	—	21
Stock-based compensation expense	2	2	6	—	10
Other items (5)	1	2	10	—	13
Adjusted EBITDA	$217	$115	$(33)	$—	$299

	Three Months Ended March 31, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Net income/(loss) attributable to Caesars	$143	$(26)	$(334)	$—	$(217)
Net loss attributable to noncontrolling interests	—	(1)	—	—	(1)
Income tax benefit (2)	—	—	(29)	—	(29)
Other loss (3)	—	—	138	—	138
Interest expense	83	143	123	—	349
Depreciation and amortization	128	103	16	—	247
Other operating costs (4)	3	12	14	—	29
Stock-based compensation expense	2	2	17	—	21
Other items (5)	1	—	24	—	25
Adjusted EBITDA	$360	$233	$(31)	$—	$562
____________________

(1)
For the three months ended March 31, 2020, includes $96 million of expense accrued during the quarter related to salaries, paid time off and medical benefit costs associated with employees furloughed, offset by the CARES Act employee retention credit as a result of the COVID-19 public health emergency.

(2)	Taxes are recorded at the consolidated level and not estimated or recorded to our Las Vegas and Other U.S. segments.

(3)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(4)
Amounts primarily represent costs incurred in connection with development activities and reorganization activities, and/or recoveries associated with such items, including acquisition and integration costs, contract exit fees (including exiting the fully bundled sales system of NV Energy for electric service at our Nevada properties), contract termination costs, regulatory settlements, weather related property closure costs, severance costs, gains and losses on asset sales, demolition costs, and project opening costs.

(5)
Amounts include other add-backs and deductions to arrive at adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses and transformation expenses, litigation awards and settlements, and losses on inventory associated with properties temporarily closed as a result of the COVID-19 public health emergency.

Condensed Balance Sheets - By Segment

	March 31, 2020
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$12,960	$8,088	$8,063	$(3,131)	$25,980
Total liabilities	5,844	5,770	12,046	(11)	23,649

	December 31, 2019
(In millions)	Las Vegas	Other U.S.	All Other	Elimination	Caesars
Total assets	$13,138	$8,509	$6,829	$(3,131)	$25,345
Total liabilities	5,896	5,730	11,519	(11)	23,134

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The following discussion and analysis of the financial position and operating results of Caesars Entertainment for the three months ended March 31, 2020 and 2019 should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto and other financial information included elsewhere in this Form 10-Q as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”). Capitalized terms used but not defined in this Form 10-Q have the same meanings as in the 2019 Annual Report.
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
Overview

We view each property as an operating segment and aggregate such properties into three regionally-focused reportable segments: (i) Las Vegas, (ii) Other U.S., and (iii) All Other, which is consistent with how we manage the business. The way in which Caesars management assesses results and allocates resources is aligned with these segments. See Note 15.
Summary of Significant Events

The following are the significant events and drivers of performance. Accordingly, the remainder of the discussion and analysis of results in this Item 2 should be read in conjunction with this summary.
Effect of the COVID-19 Public Health Emergency
A novel strain of coronavirus (“COVID-19”) was declared a public health emergency by the United States Department of Health and Human Services on January 31, 2020. On March 13, 2020, the President of the United States issued a proclamation declaring a national emergency concerning COVID-19. As a result of the COVID-19 public health emergency, we began to receive directives from various governmental and tribal bodies for the closure of certain properties, and consistent with such directives, on March 17, 2020, we announced the temporary shutdown of our owned properties in North America. When required by governmental bodies, our international properties also shut down following such directives. COVID-19 is present in nearly all regions around the world and has resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Our properties remained closed as of March 31, 2020, and as a result, following our strong start to 2020 prior to these closures, the COVID-19 public health emergency continues to affect our business significantly. There is significant uncertainty as to the length of time for which these closures will remain in effect. Furthermore, there can be no assurance even after reopening as to the time required for our operations to recover to levels prior to these closures, or whether future closures related to COVID-19 could occur.
The COVID-19 public health emergency has had significant and far-reaching effects on our business and our industry. In addition to the lost revenues from the closure of our properties, we also observed a significant increase in postponements and cancellations, specifically in our Las Vegas region, of convention reservations during the quarter ended March 31, 2020, as well as convention reservations for the second and third quarters of 2020. In addition, many of our entertainment venues have canceled or postponed scheduled performances. Further, some of our tenants have requested temporary rent relief in the form of extended payment periods. We have also made efforts to reach agreements with our vendors for extended payment terms. The interruptions in our business have reduced our revenues and projected revenues across most of our revenue streams. However, our online and mobile games continue to operate and provide entertainment for our customers at home.

To manage the business through this period of uncertainty, we took steps to begin operating with a smaller, targeted workforce that is focused on maintaining basic operations while our properties remain closed. On April 2, 2020, we announced furloughs that would affect approximately 90% of our employees at our domestic, owned properties in North America as well as our corporate employees. As part of our ongoing efforts we also took steps to support our employees through the effects of these difficult actions.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act is a relief package intended to assist many aspects of the American economy. Two provisions of the CARES Act will serve to aid the Company’s liquidity position, the employee retention credit and the deferral of employer-related FICA taxes.
First, the employee retention credit provides employers a refundable federal tax credit equal to 50% of the first $10,000 of qualified wages and benefits paid to employees while they are not performing services after March 12, 2020 and before January 1, 2021. Contributions to qualified medical plans also constitute creditable amounts. The credit is available to offset all federal employment withholdings owed in a particular quarter including both the employer and employee share of social security, Medicare taxes and withholdings for federal income taxes. To the extent that the credit exceeds employment withholdings, the employer may request a refund of prior taxes paid.
Second, employers are permitted to defer the employer share of social security taxes otherwise owed on dates beginning March 27, 2020 and ending December 31, 2020. Half of the total deferred payments are payable on December 31, 2021 and the remaining half are payable on December 31, 2022. The Company intends to take full advantage of this tax deferral provision. The amount of the deferral is based on wages paid from April through December, which we are unable to estimate at this time.
As a precautionary measure, on March 16, 2020, we announced that we had fully drawn the remaining available amounts under each of the CRC Revolving Credit Facility and CEOC Revolving Credit Facility in order to increase our cash position and preserve liquidity and financial flexibility in light of the uncertainty and general volatility in the global financial markets. In accordance with the terms of each of the revolving credit facilities, the proceeds from these borrowings may be used in the future for working capital, general corporate or other purposes permitted by each of the revolving credit facilities. The amounts drawn under these revolving credit facilities are subject to financial covenants, which our lenders have agreed to waive through September 30, 2021; however, final approvals are not yet in place. As a result, for liquidity modeling purposes we have assumed that a required repayment of $826 million of the revolver borrowing will be repaid within the next 12 months.
As an added measure, we are also in the process of obtaining relief for certain minimum capital expenditure requirements under our lease agreements. Although we expect such relief to be granted, we have not assumed a reduction in our capital expenditures for liquidity modeling purposes.
After considering the measures that we have taken in order to maintain our basic operations while our properties remain closed, we estimate incurring approximately $9.0 million to $9.5 million per day of cash outflows which include operating expenses, rent, interest, debt service, and capital expenditures. Until our operations resume, we expect to continue to incur such cash operating expenses which will result in negative cash flows from operations. We have considered multiple scenarios with which our properties begin to reopen and profitability returns. Based on the assumptions in these scenarios, we believe our current liquidity is sufficient to support our operations for the next 12 months. However, these significant assumptions are highly subject to uncertainty and change related to events outside of our control, specifically as to when our properties may be allowed to open, at what levels of capacity, and customer demand.
In preparation of reopening, we continue to take cautionary actions in response to the COVID-19 public health emergency. First and foremost, we are focusing on the health and safety of our employees. We have implemented real time changes in operating procedures to accommodate social distancing guidelines and support our employees, such as:

•	Establishing an internal response team led by senior leadership to review policies, procedures and key business decisions for the organization

•	Updating emergency succession plans for the CEO and senior management and reviewing them with the Compensation & Management Development Committee

•	Paying full time, part time and regularly scheduled team members who were impacted by either government or tribe-mandated closures of our properties for up to two weeks

•
Covering the biweekly deduction for medical benefit premiums for furloughed employees until the earlier of June 30, 2020 or the date that such employees return to work, for those currently enrolled in the company-sponsored health plan

•	Arranging for team members to work remotely by deploying available resources including additional technology, where applicable

•	Creating a Caesars Portal to provide team members with access to up-to-date communications and information

•	Expanding certain benefits as permitted under the recently passed CARES Act

•	Hiring an external medical expert to provide advice and guidance for establishing the protocols and procedures as part of our robust reopening plan

•	Planning to implement additional cleaning and disinfection procedures in order to maintain healthy environments throughout the business.
In addition, an independent employee assistance fund, Caesars Cares, has been established to support team members at our properties across the United States who suffer unanticipated hardships, including during the closure of our properties as a result of the COVID-19 public health emergency.
The uncertain duration of government or tribe-mandated closures of our properties and the overall deterioration of general economic conditions have materially affected significant inputs that are used to determine the fair value of certain of our indefinite-lived assets including goodwill. Accordingly, during the three months ended March 31, 2020, we recorded impairments to certain intangible assets.
We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities and may take additional actions based on such authorities’ recommendations. In these circumstances, there may be developments outside of our control that require us to adjust our operating plan. Given the dynamic nature of this situation, the full extent of the effects of the COVID-19 public health emergency on our future financial condition, results of operations or cash flows is highly uncertain.
For a more extensive discussion of the possible impacts of the COVID-19 public health emergency on our business, financial condition and results of operations, please refer to “Risk Factors” in Part II, Item 1A of this report.
Proposed Merger of Caesars Entertainment Corporation with Eldorado Resorts, Inc.
On June 24, 2019, Caesars, Eldorado Resorts, Inc., a Nevada corporation (“Eldorado”), and Colt Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Eldorado (“Merger Sub”), entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of August 15, 2019, and as it may be further amended from time to time, the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Caesars (the “Merger”), with Caesars continuing as the surviving corporation and a direct wholly owned subsidiary of Eldorado. On November 15, 2019, the respective stockholders of Caesars and Eldorado voted to approve the Merger. The transaction is expected to close mid-2020. In connection with the Merger, Eldorado will change its name to Caesars Entertainment, Inc. See Note 1.
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
Consolidated Operating Results

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2020	2019	$	%
Net revenues	$1,828	$2,115	$(287)	(13.6)%
Income/(loss) from operations	(66)	240	(306)	*
Interest expense	(333)	(349)	16	4.6%
Other income/(loss)	641	(138)	779	*
Net income/(loss)	188	(218)	406	*
Net income/(loss) attributable to Caesars	189	(217)	406	*
Adjusted EBITDA (1)	299	562	(263)	(46.8)%
Operating margin (2)	(3.6)%	11.3%	—	(14.9) pts
____________________

*	Not meaningful.

(1)	See the “Reconciliation of Non-GAAP Financial Measures” discussion later in this MD&A for a reconciliation of Adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”).

(2)	Operating margin is calculated as income/(loss) from operations divided by net revenues.
Analysis of Key Drivers of Revenue Performance
Our gaming-related revenues, rooms revenues, and operating performance are dependent upon the volume and spend behavior of customers at our resort properties, which affects the price we can charge for our hotel rooms and other amenities, and directly affects our gaming volumes. Our food and beverage revenues are generated primarily from our buffets, restaurants, bars, nightclubs, and lounges located throughout our casinos, as well as banquets and room service. Our other revenues are generated primarily from third-party real estate leasing arrangements at our properties, revenue from company-operated retail stores, revenue from parking, revenue from our entertainment venues, including The High Roller observation wheel, and revenue earned from our casino management service fees and reimbursed management costs charged to third parties.
As described above, the COVID-19 public health emergency has had an adverse effect on our first quarter 2020 results of operations and financial condition. Our properties are expected to be closed until at least May 15, 2020 based on U.S. federal guidelines and directives from various governmental and tribal bodies. These closures of our hotels, casinos, and retail and entertainment venues for approximately 15 days have been the primary driver for the decrease in our operating results for the three months ended March 31, 2020 compared to prior period.
Net Revenues - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2020	2019	$	%
Casino	$958	$1,083	$(125)	(11.5)%
Food and beverage	330	398	(68)	(17.1)%
Rooms	317	386	(69)	(17.9)%
Other revenue	163	181	(18)	(9.9)%
Management fees	9	15	(6)	(40.0)%
Reimbursed management costs	51	52	(1)	(1.9)%
Net revenues	$1,828	$2,115	$(287)	(13.6)%

Complimentaries
As part of our normal business operations, we often provide lodging, transportation, food and beverage, entertainment and other goods and services to our customers at no additional charge. Alternatively, Caesars Rewards (our customer loyalty program) Reward Credits can be redeemed for these services. Both are considered complimentaries. Such complimentaries are provided in conjunction with other revenue-earning activities and are generally provided to encourage additional customer spending on those activities. The table below represents the retail value of complimentaries which we have provided our guests and are net within the respective revenue line above.
Retail Value of Complimentaries

	Three Months Ended March 31,
(In millions)	2020	2019
Food and beverage	$122	$149
Rooms	88	114
Other	23	25
Total complimentaries	$233	$288
Net Revenues - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2020	2019	$	%
Las Vegas	$822	$955	$(133)	(13.9)%
Other U.S.	874	1,010	(136)	(13.5)%
All Other	132	150	(18)	(12.0)%
Net revenues	$1,828	$2,115	$(287)	(13.6)%

Cash ADR (1)
Three Months Ended March 31, 2020 versus 2019
____________________

(1)	Cash average daily rate (“cash ADR”) is a key indicator by which we evaluate the performance of our properties and is determined by rooms revenues and rooms occupied.

Three Months Ended March 31, 2020 vs. 2019
Net revenues decreased $287 million, or 13.6%, during the three months ended March 31, 2020 compared with the same period ended March 31, 2019 as a result of the property closures beginning mid-March 2020 due to the COVID-19 public health emergency, as discussed above. Revenues were 12% higher year over year through the end of February with positive momentum carrying into the beginning of March, driven by strong domestic casino and food and beverage revenues across all regions, as highlighted by the Indiana and Las Vegas markets. However, due to the property closures, revenues in the month of March were 56% lower than in the prior year.

•
Through February 2020, casino revenues were 16% higher year over year primarily due to favorable hold and an increase in gaming volumes in the Las Vegas and Other U.S. segments. The addition of table games within certain of our Indiana properties and the reopening of Caesars Southern Indiana casino in December 2019 drove this increase. However, due to the closure of our properties, during the three months ended March 31, 2020, casino revenues decreased $125 million compared with the same period in 2019 due to a $89 million decrease in the Other U.S. segment, $25 million decrease in the Las Vegas segment, and $11 million in the All Other segment.

•
Through February 2020, food and beverage revenues were 8% higher year over year with continued growth from our food and beverage outlets driven by higher occupancy rates in the Las Vegas region. However, due to the closure of our properties, during the three months ended March 31, 2020, food and beverage revenues decreased $68 million compared with the same period in 2019, driven by a $45 million decrease in the Las Vegas segment.

•
Through February 2020, rooms revenues increased with the Las Vegas occupancy rate being 1.2% higher than prior year. However, during the three months ended March 31, 2020, rooms revenues decreased $69 million compared with the same period ended March 31, 2019 due to lower occupancy and our eventual suspension of operations due to COVID-19.

•
Through February 2020, other revenues also increased by $14 million. However, during the three months ended March 31, 2020, the property closures caused a decrease of $18 million compared with the same period ended March 31, 2019 due to a decline in all categories, including an $8 million decrease in retail revenues and a $5 million decrease in vending commissions.

Analysis of Key Drivers of Income from Operations Performance
Income/(Loss) from Operations by Category - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2020	2019	$	%
Net revenues	$1,828	$2,115	$(287)	(13.6)%
Operating expenses
Casino	590	618	28	4.5%
Food and beverage	258	269	11	4.1%
Rooms	115	117	2	1.7%
Property, general, administrative, and other	488	460	(28)	(6.1)%
Reimbursable management costs	51	52	1	1.9%
Depreciation and amortization	256	247	(9)	(3.6)%
Impairment of tangible and other intangible assets	65	—	(65)	(100.0)%
Corporate expense	50	83	33	39.8%
Other operating costs	21	29	8	27.6%
Total operating expenses	1,894	1,875	(19)	(1.0)%
Income/(loss) from operations	$(66)	$240	$(306)	*
____________________

*	Not meaningful.
Income/(Loss) from Operations - Segment

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2020	2019	$	%
Las Vegas	$86	$226	$(140)	(61.9)%
Other U.S.	(72)	116	(188)	*
All Other	(80)	(102)	22	21.6%
Income/(loss) from operations	$(66)	$240	$(306)	*
____________________

*	Not meaningful.
Three Months Ended March 31, 2020 vs. 2019
Income/(loss) from operations decreased to a loss from operations of $66 million for the three months ended March 31, 2020 compared to income from operations of $240 million for the same period ended March 31, 2019 primarily due to the year-over-year decrease of $287 million in net revenues, as explained above. In addition, due to the COVID-19 public health emergency, our revised outlook and projected revenues resulted in impairments to intangible assets of $32 million in 2020. The Company entered into agreements to sell the operations of Bally’s Atlantic City Hotel & Casino (“Bally’s Atlantic City”) and the real property on which it is located in April 2020, which resulted in an impairment charge to Property and equipment, net of $33 million as the carrying value was higher than the fair value. Furthermore, we incurred additional payroll and benefit expenses of $65 million for the post-March 31, 2020 period for furloughed employees who have no further service requirement for the period. These additional costs were offset by the receivable recorded from the CARES Act employee retention credit of $34 million. The unfavorable changes were also offset by a decrease of $33 million in Corporate expense compared to the prior year due to consulting fees, retention bonus expenses, and stock-based compensation expense that were incurred during the three months ended March 31, 2019 that did not recur in the same period ended March 31, 2020.

Other Factors Affecting Net Income/(Loss)
Other Factors Affecting Net Income/(Loss) - Consolidated

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2020	2019	$	%
Interest expense	$(333)	$(349)	$16	4.6%
Other income/(loss)	641	(138)	779	*
Income tax benefit/(provision)	(54)	29	(83)	*
____________________

*	Not meaningful.
Interest Expense

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2020	2019	$	%
Failed sale-leasebacks	$226	$224	$(2)	(0.9)%
CEOC LLC Term Loan	12	18	6	33.3%
Golf Course Use Agreement	3	3	—	—%
CRC Term Loan	61	61	—	—%
CRC Notes	23	22	(1)	(4.5)%
CEC Convertible Notes	14	14	—	—%
Other interest expense (1)	(6)	7	13	*
Total interest expense	$333	$349	$16	4.6%
____________________

*	Not meaningful.

(1)	Includes the effect of capitalized interest of $8 million and $5 million for the three months ended March 31, 2020 and 2019, respectively, related to construction of the Forum Convention Center.
Interest expense decreased $16 million, or 4.6%, for the three months ended March 31, 2020 compared with the same period in 2019 primarily due to a voluntary payment of $250 million made on the CEOC LLC Term Loan in September 2019 and a decrease in the London Interbank Offered Rate (“LIBOR”) on our variable rate debt.
Other Income/(Loss)
For the three months ended March 31, 2020, other income was primarily related to a gain of $636 million due to a change in fair value of the derivative liability related to the conversion option of CEC’s 5.00% convertible senior notes maturing in 2024 (the “CEC Convertible Notes”) and a gain of $21 million due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims (see Note 6 for further details). These gains were offset by a $9 million valuation allowance recorded against Assets held for sale related to our property in South Africa (see Note 2 for further details).
For the three months ended March 31, 2019, other loss was primarily related to a loss of $162 million due to a change in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and a loss of $6 million due to a change in the fair value of the disputed claims liability related to the CEC Convertible Notes and CEC common stock estimated to be used to settle those claims. These losses were partially offset by other income of $16 million in insurance claim recoveries associated with our emergence from bankruptcy and dividend and interest income of $4 million.
Income Tax Benefit/(Provision)
For the three months ended March 31, 2020 and 2019, the income tax benefit/(provision) was a provision of $54 million and a benefit of $29 million, respectively. The income tax provision for the three months ended March 31, 2020 differed from the expected income tax provision based on the federal tax rate of 21% primarily due to nondeductible expenses and state deferred taxes. The income tax benefit for the three months ended March 31, 2019 differed from the expected federal tax rate of 21% primarily due to losses from continuing operations not tax benefitted, nondeductible expenses and state deferred tax expense from the election to treat one of our subsidiaries as a corporation for federal and state income tax purposes. This election was effective January 1, 2019.

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA is presented as a measure of the Company’s performance. Adjusted EBITDA is defined as revenues less operating expenses and is comprised of net income/(loss) before (i) interest expense, net of interest capitalized and interest income, (ii) income tax (benefit)/provision, (iii) depreciation and amortization, and (iv) certain items that we do not consider indicative of its ongoing operating performance at an operating property level. Included in Adjusted EBITDA is property rent expense of $3 million for the three months ended March 31, 2020, related to certain land parcels leased from VICI.
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
Reconciliation of Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2020	2019
Net income/(loss) attributable to Caesars (1)	$189	$(217)
Net loss attributable to noncontrolling interests	(1)	(1)
Income tax (benefit)/provision	54	(29)
Other (income)/loss (2)	(641)	138
Interest expense	333	349
Depreciation and amortization	256	247
Impairment of tangible and other intangible assets	65	—
Other operating costs (3)	21	29
Stock-based compensation expense	10	21
Other items (4)	13	25
Adjusted EBITDA	$299	$562
____________________

(1)
For the three months ended March 31, 2020, includes $96 million of expense accrued during the quarter related to salaries, paid time off and medical benefit costs associated with employees furloughed, offset by the CARES Act employee retention credit as a result of the COVID-19 public health emergency.

(2)
Amounts include changes in fair value of the derivative liability related to the conversion option of the CEC Convertible Notes and the disputed claims liability as well as interest and dividend income.

(3)
Amounts primarily represent costs incurred in connection with development activities and reorganization activities, and/or recoveries associated with such items, including acquisition and integration costs, contract exit fees (including exiting the fully bundled sales system of NV Energy for electric service at our Nevada properties), contract termination costs, regulatory settlements, weather related property closure costs, severance costs, gains and losses on asset sales, demolition costs, and project opening costs.

(4)
Amounts include other add-backs and deductions to arrive at adjusted EBITDA but not separately identified such as professional and consulting services, sign-on and retention bonuses, business optimization expenses and transformation expenses, litigation awards and settlements, and losses on inventory associated with properties temporarily closed as a result of the COVID-19 public health emergency.

Segment Adjusted EBITDA (1)

	Three Months Ended March 31,		Fav/(Unfav)
(Dollars in millions)	2020	2019	$	%
Las Vegas	$217	$360	$(143)	(39.7)%
Other U.S.	115	233	(118)	(50.6)%
All Other	(33)	(31)	(2)	(6.5)%
Adjusted EBITDA	$299	$562	$(263)	(46.8)%
____________________

(1)	See reconciliation of Net income/(loss) attributable to Caesars to Adjusted EBITDA by segment in Note 15.

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
Cash and cash equivalents as of March 31, 2020, as shown in the table below, includes amounts held by CRC and CEOC LLC, which are not readily available to CEC. Other primarily includes $107 million in cash at CEC (the parent holding company), $135 million related to insurance captives, and $62 million related to the casino resort project in Incheon, South Korea (see Note 2).
As a result of the COVID-19 public health emergency, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position as discussed below.
Summary of Cash and Revolver Capacity

	March 31, 2020
(In millions)	CRC	CEOC LLC	Other	Caesars
Cash and cash equivalents	$1,700	$592	$385	$2,677
Revolver capacity	25	39	—	64
Revolver capacity committed to letters of credit	(25)	(39)	—	(64)
Total	$1,700	$592	$385	$2,677
CRC and CEOC LLC’s sources of liquidity are independent of one another and primarily include currently available cash and cash equivalents, cash flows from their operations, and borrowings under their separate revolving credit facilities (see Note 8). Operating cash flows are typically used for operating expenses, debt service costs, lease payments and working capital needs. CRC and CEOC LLC are highly leveraged, and a significant portion of their liquidity needs are for debt service and financing obligations, as summarized below.
During the three months ended March 31, 2020, our operating activities yielded consolidated operating cash outflows of $20 million, which has decreased from operating cash inflows of $255 million for the three months ended March 31, 2019. The decrease was substantially due to the closure of our properties due to the COVID-19 public health emergency which resulted in a $287 million decrease in net revenues. We took steps to preserve our liquidity by reaching agreements with certain of our vendors to defer the timing of our payments in order to preserve cash flows from operations. Our preservation efforts were offset by additional payroll costs, previously described, paid during the furlough period. We have also provided rent deferrals to our lessees that requested rent relief which will take effect in the second quarter of 2020.
During the three months ended March 31, 2020, we paid $201 million in interest, which includes $70 million of interest associated with our debt and $131 million of interest related to our financing obligations and the Golf Course Use Agreement. On March 16, 2020, in response to the COVID-19 public health emergency, as a precautionary measure, we announced that we had fully drawn the remaining available amounts under each of the CRC Revolving Credit Facility and the CEOC Revolving Credit Facility. The total amount of the draw down was approximately $1.1 billion, a portion of which may be required to be repaid within the next twelve months. See “Debt Activity” section below. Our capital expenditures were $184 million during the three months ended March 31, 2020 in support of our ongoing property renovations and developments projects. See “Capital Spending and Development” section below.
As described above, the CARES Act provides for, among other things, economic relief for wages and benefits paid to employees while they are not providing services during this interruption. Qualifying costs under the CARES Act are certain wages and benefits paid to employees who have no further service requirement. For the three months ended March 31, 2020 we have recorded a benefit of approximately $34 million, which is based on qualifying wages and benefits paid to employees during the applicable closure period from mid-March through March 31, 2020. We anticipate that this additional liquidity will become available to us after we submit our claim, which we plan to do during the second quarter of 2020.

Our cash flows from operations have experienced a significant negative effect from our property closures as a result of the COVID-19 public health emergency. As our properties are expected to be closed through at least May 15, 2020, we expect these negative cash flows from operations to continue until our operations are able to return to recent historical levels. We have revised our projections for the remainder of the current year and beyond while considering multiple scenarios that include significant assumptions such as the opening dates of our properties and the rate at which our properties’ operations return to levels prior to the COVID-19 public health emergency. Our projections include scenarios in which our properties begin to open towards the end of the second quarter of 2020, as well as instances when our properties do not open until the third quarter of 2020. Our scenarios also include recovery rates whereby properties gradually return to operating levels experienced prior to COVID-19 over the course of 1 to 3 years. We are uncertain of the likelihood of any of these scenarios over another and, accordingly, have applied equal probability to them.
Once our properties begin to reopen, it is unclear as to what restrictions may be imposed on our operations. Continued social distancing practices may reduce the number of patrons allowed at an individual table game, the number of slot machines we may have available in our gaming areas, or the number of guests that we may allow in certain establishments and entertainment venues. Such limitations could further impede our ability to return to gaming volumes, hotel occupancy and average daily rates, and entertainment ticket sales experienced prior to the COVID-19 public health emergency.
After considering the measures that we have taken in order to maintain our basic operations while our properties remain closed, we estimate incurring approximately $9.0 million to $9.5 million per day of cash outflows which includes operating expenses, rent, interest, debt service, and capital expenditures. Until our operations resume, we expect to continue to incur such cash operating expenses which will result in negative cash flows from operations. We have considered multiple scenarios with which our properties begin to reopen and profitability returns. Based on the assumptions in these scenarios, we believe our current liquidity is sufficient to support our operations, planned capital expenditures for ongoing property renovations, and our total estimated financing activities for the next 12 months. However, these significant assumptions are highly subject to uncertainty and change related to events outside of our control, specifically as to when our properties may be allowed to open, at what levels of capacity, and customer demand.
We have entered into agreements for the sale of Bally’s Atlantic City and Harrah’s Reno, which are expected to provide additional liquidity upon the closing of each of these transactions within the next year.
We continue to consider divestiture opportunities for non-strategic assets and properties. If the completion of a sale is more likely than not to occur, we may recognize impairment charges for certain of our properties to the extent current expected proceeds are below our carrying value and such impairments may be material.
Our ability to fund operations, pay debt and financing obligations, and fund planned capital expenditures depends, in part, upon economic and other factors that are beyond our control, and disruptions in capital markets and restrictive covenants related to our existing debt could affect our ability to fund liquidity needs, pay indebtedness and financing obligations, and secure additional funds through financing activities. In addition, restrictions under our lending arrangements generally prevent the distribution of cash from our subsidiaries to CEC, except for certain restricted payments.
As described more fully in Summary of Significant Events section above, current and future domestic and global economic conditions, including the effect of COVID-19, are expected to materially affect our future operating results in the short-term as well as our existing cash and cash equivalents balances. In addition, conditions in the financial markets could limit our access to further capital resources, if needed, and could increase associated costs. Because of the COVID-19 public health emergency, there is significant uncertainty surrounding the potential effect on our results of operations and cash flows. We are proactively taking measures to increase available cash on hand including, but not limited to, significant reductions in discretionary operating expenses, reducing or delaying capital expenditures, extension of vendor payment terms, employee furloughs, and, as described above, our recent borrowings under our credit facilities. Due to this uncertainty, the foregoing liquidity discussions are forward-looking statements based on assumptions as of the date of this filing that may or may not prove to be correct. Actual results may differ materially from our present expectations. Factors that may cause actual results to differ materially from present expectations include, without limitation, the positive or negative changes in the operational and other matters assumed in preparing our forecasts.
Debt and Lease-Related Obligations
As noted above, we are a highly-leveraged company and had $9.8 billion in face value of debt outstanding and $10.1 billion of failed sale-leaseback financing obligations as of March 31, 2020. As a result, a significant portion of our liquidity needs are for debt service, including significant interest and principal payments associated with our financing obligations. As detailed in the table below, our estimated debt service (including principal and interest) is $1.2 billion for the remainder of 2020 and $10.6 billion thereafter to maturity and our estimated financing obligations are $600 million for the remainder of 2020 and $36.5 billion thereafter to maturity.

Financing Activities as of March 31, 2020

	Remaining	Years Ended December 31,
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total
Annual maturities of long-term debt	$864	$49	$359	$49	$6,721	$1,743	$9,785
Estimated interest payments	380	440	410	350	340	100	2,020
Total debt service payments (1)	1,244	489	769	399	7,061	1,843	11,805
Financing obligations - principal	17	26	28	33	37	8,490	8,631
Financing obligations - interest	583	788	799	814	830	24,662	28,476
Total financing obligation payments (2)	600	814	827	847	867	33,152	37,107
Total financing activities	$1,844	$1,303	$1,596	$1,246	$7,928	$34,995	$48,912
____________________

(1)
Debt principal payments are estimated amounts based on maturity dates and borrowings under our revolving credit facility. Interest payments are estimated based on the forward-looking LIBOR curve and include the estimated effect of the ten interest rate swap agreements (see Note 6). Actual payments may differ from these estimates.

(2)
Financing obligation principal and interest payments are estimated amounts based on the future minimum lease payments and certain estimates based on contingent rental payments (as described below). Actual payments may differ from the estimates.

Debt Activity
As a precautionary measure, on March 16, 2020, we have drawn the remaining available capacity under each of the CRC and CEOC Revolving Credit Facilities in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets. In accordance with the terms of each of the Revolving Credit Facilities, the proceeds from these borrowings may in the future be used for working capital, general corporate or other purposes permitted by each of the Revolving Credit Facilities.
The calculation of the net senior secured leverage ratio for the CRC Revolving Credit Facility and the CEOC LLC Revolving Credit Facility is dependent on EBITDA, as defined by the respective agreement. Due to the closure of our properties, EBITDA has been significantly affected whereby it is reasonably possible that we would be unable to maintain compliance with the financial covenants thereunder. Our lenders have agreed to waive these financial covenants through September 30, 2021, however, final approvals are not yet in place. The waivers will require us to maintain minimum cash amounts, including any such availability under our revolving credit facilities (the “Minimum Cash Requirement”). The CRC Revolving Credit Facility and CEOC Revolving Credit Facility will have a Minimum Cash Requirement of $200 million and $275 million, respectively. As a result, for liquidity modeling purposes we have assumed that a required repayment of $826 million of the revolver borrowing will be repaid within the next twelve months.
We are party to a joint venture to acquire, develop, own, and operate a casino resort project in Incheon, South Korea (the “Korea JV”) that we consolidate into our financial statements. The purpose of the Korea JV is to develop, acquire, own and operate a resort casino in Incheon, South Korea. To finance construction of the project, the Korea JV may incur debt to supplement the equity capital contributed by us and our joint venture partner. This debt will, when incurred, be included on our Balance Sheets to the extent we continue to consolidate the joint venture. See Note 2.
Lease-related Activity
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

	Three Months Ended March 31,
(In millions)	2020	2019
Depreciation expense	$110	$111
Interest expense	226	224
Rental payments (1)	133	155
____________________

(1)	Reflects cash paid for interest and principal related to our failed sale-leaseback financing obligations.

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
In April 2020, we entered into agreements to amend and extend the casino operating contract and ground lease for Harrah’s New Orleans. Due to current closure of operations, we negotiated to defer certain payment timing until after the operations resume.
We are continually evaluating opportunities to improve our capital structure and will seek to refinance our financial obligations or otherwise engage in transactions effecting our capital structure when market and other conditions are attractive to us. These transactions may involve refinancing, new senior credit facilities, tender or exchange offers, issuance of new bonds and/or sale-leasebacks.
Capital Spending and Development
We incur capital expenditures in the normal course of business, and we perform ongoing refurbishment and maintenance at our properties to maintain our quality standards. We also continue to pursue development and acquisition opportunities for additional casino entertainment and other hospitality facilities, and online businesses that meet our strategic and return on investment criteria. Cash used for capital expenditures in the normal course of business is typically made available from cash flows generated by our operating activities and established debt programs, while cash used for development projects is typically funded from our established debt programs, specific project financing, and additional debt offerings. In response to the financial uncertainty due to the COVID-19 public health emergency, where possible, we have delayed planned capital expenditures for non-essential projects and maintenance.
Under our lease agreements with VICI, we are required to spend certain minimum amounts on capital expenditures. We are in the process of obtaining relief for certain minimum capital expenditure requirements under our lease agreements. If we obtain relief from such minimum capital expenditure requirements, our projected capital expenditures could substantially decrease. Although we expect such relief to be granted, we have not assumed a reduction in our capital expenditures for liquidity modeling purposes. Our capital expenditure projection excludes expenditures related to the Korea JV due to the uncertainty and status of the project in 2020. See Note 2 for further discussion of the Korea JV.
Summary of Consolidated Capital Expenditures

	Three Months Ended March 31,		Increase/ (Decrease)
(In millions)	2020	2019
Maintenance	$109	$153	$(44)
Development	75	65	10
Total capital expenditures	184	$218	$(34)

Included in capital expenditures:
Capitalized payroll costs	$2	$8
Capitalized interest	8	5
For the three months ended March 31, 2020, capital expenditures were primarily related to hotel renovation projects at certain properties and a new convention center in Las Vegas (“CAESARS FORUM”).
Our projected capital expenditures for 2020 are primarily related to CAESARS FORUM, hotel improvement projects and information technology projects. In response to the financial uncertainty due to the COVID-19 public health emergency as discussed above, we have delayed capital expenditures for non-essential projects and maintenance. When operations resume, we expect to have sufficient liquidity to fund essential capital expenditures through borrowings and cash flows generated by operating activities.
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
There are various risks and uncertainties and the expected capital expenditures set forth above may change for various reasons, including our financial performance, market conditions and the effect of the COVID-19 public health emergency.

Related Party Transactions
For a description of the nature and extent of related party transactions, see Note 14.
Critical Accounting Policies and Estimates
For information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in MD&A of the 2019 Annual Report and Note 5 for discussion about the valuation of goodwill and other intangible assets. We identified goodwill associated with certain properties within our Other U.S. Segment and All Other segment that exceeded the estimated fair value by a low margin. These conditions continue to exist as of March 31, 2020.
As of March 31, 2020, we had approximately $4.0 billion in goodwill and $2.5 billion of other non-amortizing intangible assets. During 2020, as a result of a revised outlook to our projections due to the COVID-19 public health emergency, as discussed above, we recognized impairment charges related to gaming rights of $32 million in two reporting units within our Other U.S. segment.
In addition to these properties, we identified goodwill associated with one additional property within our other U.S. segment of $189 million as of March 31, 2020. The fair value of the reporting unit exceeded the carrying value. The estimated fair value of the reporting unit exceeded its carrying value by a margin of approximately 8%. We also identified gaming rights associated with a separate property in the Other U.S. segment of $550 million as of March 31, 2020. The estimated fair value of the gaming rights exceeded their carrying value by a margin of approximately 13%.
See Note 5 for additional information related to our significant assumptions which are highly subject to uncertainty and to change, including factors which may be outside of our control (such as the dates upon which our properties are allowed to reopen, at what levels of capacity, and customer demand). We may record material impairments in the future if these assumptions change or events develop or progress other than as we assumed.
Recently Issued Accounting Standards
See Note 3 for discussions of the adoption and potential effects of recently issued accounting standards.
Contractual Obligations and Commitments
Material changes to our aggregate indebtedness, if any, are described in Note 8.
Except as described in Note 7, as of March 31, 2020, there have been no other material changes outside of the ordinary course of business to our other known contractual obligations, which are set forth in the table included in Item 7 in our 2019 Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. Further, statements that include words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” “present,” or “pursue,” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. These forward-looking statements are found at various places throughout this report. These forward-looking statements, including, without limitation, those relating to the effect of changes in general economic conditions, such as low consumer confidence, unemployment levels, and depressed real estate pricing resulting from the severity and duration of any downturn in the U.S. or global economy (including changes stemming from, and changes in economic conditions as a result of, the COVID-19 public health emergency), the Merger, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results, wherever they occur in this report, are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors set forth above and from time to time in our filings with the Securities and Exchange Commission.
Currently, one of the most significant factors that could cause actual outcomes to differ materially from these forward-looking statements is the potential effect of the COVID-19 public health emergency. The extent to which this public health emergency may cause outcomes to differ materially will largely depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the impact of the actions taken to contain the COVID-19 public health emergency or mitigate its impact, and the direct and indirect economic effects of the COVID-19 public health emergency and measures to contain it (including various state governments’, tribal authorities’ and/or regulatory authorities’ issuance of directives, mandates, orders or similar actions restricting freedom of movement and business operations, such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and “shelter-at-home” orders, any of which may result in the closure of business operations). In addition, changes and instability in global, national and regional economic activity and financial market activity as a result of the COVID-19 public health emergency could negatively impact consumer discretionary spending and travel.
Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•
the uncertainty of the extent, duration and effects of the COVID-19 public health emergency, the response of governmental and tribal bodies and our responses to them, including those resulting from government or tribe-mandated property closures, travel restrictions social distancing or shelter-in-place orders;

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

•	we may not be able to realize the anticipated benefits of our acquisition of Centaur;

•	the effect of our operating structure following CEOC’s emergence from bankruptcy;

•	the effects of local and national economic, credit, and capital market conditions on the economy, in general, and on the gaming industry, in particular;

•	the effect of reductions in consumer discretionary spending due to economic downturns or other factors and changes in consumer demands;

•
foreign regulatory policies, particularly in mainland China or other countries in which our customers reside or where we have operations, including restrictions on travel, foreign currency exchange or importation of currency, and the judicial enforcement of gaming debts;

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

•
the effect of our substantial indebtedness, including its effect on our ability to raise additional capital in the future and react to changes in the economy, and lease obligations and the restrictions in our debt and lease agreements;

•
the ability to access available and reasonable financing or additional capital on a timely basis and on acceptable terms or at all, including our ability to refinance our indebtedness on acceptable terms;

•	the ability of our customer tracking, customer loyalty, and yield management programs to continue to increase customer loyalty and hotel sales;

•
changes in the extensive governmental regulations to which we are subject and (i) changes in laws, including increased tax rates, smoking bans, regulations, or accounting standards; (ii) third-party relations; and (iii) approvals, decisions, disciplines and fines of courts, regulators, and governmental and tribal bodies;

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

•
the effect of adverse legal proceedings and judicial, governmental and tribal body actions, including gaming legislative action, referenda, regulatory disciplinary actions (such as the outcome of the British Gambling Commission’s review of CEUK operations), and fines and taxation;

•
acts of war or terrorist incidents, severe weather conditions, uprisings, public health emergencies or natural disasters, including losses therefrom, losses in revenues and damage to property, and the effect of severe weather conditions on our ability to attract customers to certain facilities of ours;

•	fluctuations in energy prices;

•	work stoppages and other labor problems;

•	our ability to collect on credit extended to our customers;

•	the effects of environmental and structural building conditions relating to our properties and our exposure to environmental liability, including as a result of unknown environmental contamination;

•	a disruption, failure, or breach of our network, information systems, or other technology, or those of our vendors, on which we are dependent;

•	risks and costs associated with protecting the integrity and security of internal, employee, and customer data;

•	access to insurance for our assets on reasonable terms;

•	the effect, if any, of unfunded pension benefits under multi-employer pension plans; and

•	the other factors set forth under “Risk Factors” in Part II, Item 1A of this report and in Part 1, Item 1A of our 2019 Annual Report.
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
Of our $9.8 billion face value of debt, as of March 31, 2020, we have entered into ten interest rate swap agreements to fix the interest rate on $3.0 billion of variable rate debt, and $3.9 billion of debt remains subject to variable interest rates for the term of the agreement. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk. We do not purchase or hold any derivative financial instruments for trading purposes. See Note 6 for additional information.
There have been no other material changes to our market risk in 2020. For information on our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our 2019 Annual Report.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, the “Exchange Act”) at March 31, 2020. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.
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
There have not been any other changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Staff reductions associated with the COVID-19 public health emergency have not materially affected our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 public health emergency to minimize its effect on the design and operating effectiveness of our internal controls.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are a defendant in various lawsuits or other legal proceedings relating to matters incidental to our business. Some of these matters involve commercial or contractual disputes, intellectual property claims, legal compliance, personal injury claims, and employment claims. As with all legal proceedings, no assurance can be provided as to the outcome of these matters and in general, legal proceedings can be expensive and time consuming. We may not be successful in the defense or prosecution of these lawsuits, which could result in settlements or damages that could significantly affect our business, financial condition, and results of operations.
On September 5, 2019, a complaint was filed against Caesars and each member of the Caesars board of directors (the “Caesars Board”) in the United States District Court for the District of Delaware. The lawsuit, captioned Stein v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01656, alleged violations of Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, and 17 C.F.R. § 244.100, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff sought (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint, (ii) if the Merger is consummated, rescission of the Merger or rescissory damages and (iii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also sought an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On March 9, 2020, the Stein complaint was voluntarily dismissed.
On September 9, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board, Eldorado and Merger Sub in the United States District Court for the District of Delaware. The lawsuit, captioned Palkon v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01679, alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars and/or Eldorado violated the securities laws by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) certain information regarding potential conflicts of interest of the financial advisor. The plaintiff sought, among other things, (i) to enjoin the defendants from proceeding with, consummating or closing the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also sought an award of costs incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On March 9, 2020, the Palkon complaint was voluntarily dismissed.
On September 12, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board and Eldorado in the United States District Court for the District of Delaware. The lawsuit, captioned Gershman v. Caesars Entertainment Corp., et al., Civil Action No. 1:19-cv-01720, alleged violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, against the defendants for allegedly disseminating a false and misleading proxy statement in connection with the Merger. The complaint alleged, among other things, that Caesars violated the securities laws by failing to (i) disclose certain information about the process leading up to the approval of the Merger by the Caesars Board; (ii) disclose certain financial information relating to the financial advisors’ analyses of the transaction; and (iii) obtain a proper valuation for Caesars. The plaintiff sought (i) to enjoin the defendants from proceeding with filing an amendment to the Eldorado S-4 (as defined below) and consummating the Merger, unless and until Caesars discloses to its stockholders the allegedly material information discussed in the complaint and (ii) if the Merger is consummated, rescission of the Merger or rescissory damages. The plaintiff also sought an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On March 9, 2020, the Gershman complaint was voluntarily dismissed.
On September 13, 2019, a class action complaint was filed against Caesars, each member of the Caesars Board and Eldorado in the Eighth Judicial District Court for Clark County, Nevada. The lawsuit, captioned Cazer v. Caesars Entertainment Corp., et al., Civil Action No. A-19-801900-C, asserted claims for breach of fiduciary duties against the Caesars Board and aiding and abetting breach of fiduciary duties against Caesars in connection with the Merger. The complaint alleged, among other things, that the members of the Caesars Board breached their fiduciary duties, and Caesars aided and abetted such breaches of fiduciary duties, by failing to disclose (i) certain information about the process leading up to the approval of the Merger by the Caesars Board; and (ii) certain financial information relating to the financial advisors’ analyses of the transaction. The plaintiff sought (i) to compel the defendants to exercise their fiduciary duties to Caesars stockholders in connection with the Merger in accordance with the information discussed in the complaint and (ii) an accounting to plaintiff for all damages suffered as a result of defendants’ alleged wrongdoing. The plaintiff also sought an award of costs and disbursements incurred in the action, including a reasonable allowance for expert fees and attorneys’ fees. On March 11, 2020, the Cazer complaint was voluntarily dismissed.
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
The following updated risk factors supplement and amend, as applicable, the existing risk factors set forth in our 2019 Annual Report, including for the purpose of addressing developing risks associated with the COVID-19 public health emergency.
Risks Related to Our Business
The COVID-19 public health emergency has had a significant impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.
The COVID-19 public health emergency is complex and rapidly evolving, with governments, public institutions and other organizations around the world imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock downs. The COVID-19 public health emergency and its consequences have dramatically reduced travel and demand for hospitality services, gaming and entertainment, which has had a significant impact on our business, financial condition and results of operations. Such impact could worsen and last for an unknown period of time. The extent to which the COVID-19 public health emergency impacts our business, financial condition and results of operations, including the duration and magnitude of such effects, will depend on numerous evolving factors that we cannot accurately predict or assess, including the duration and scope of the COVID-19 public health emergency; the negative impact of the COVID-19 public health emergency on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, hospitality services, gaming and entertainment, transient and group business, and levels of consumer confidence; our ability to successfully navigate the impacts of the COVID-19 public health emergency and the resulting business climate; actions governments, businesses and individuals take in response to the COVID-19 public health emergency, including limiting or banning travel and leisure activities such as gaming and entertainment; and how quickly economies, travel activity, and demand for hospitality services and gaming and entertainment recover after the COVID-19 public health emergency subsides.
In addition, although we are reviewing and intend to seek any available benefits under the CARES Act, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits we seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third-party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as those for which we apply, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. If the U.S. government or any other governmental authority agrees to provide crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and operations.
The COVID-19 public health emergency has subjected our business, financial condition and results of operations to a number of risks, including, but not limited to, those discussed below:

•
Risks Related to Revenues: The COVID-19 public health emergency has negatively impacted revenues across all of our revenue streams, and such impact could worsen and last for an unknown period of time. In addition, the COVID-19 public health emergency and its impact on global and regional economies, and the gaming, entertainment and hospitality industries in particular, could make it difficult to obtain financing on attractive terms, or at all. Combined with the temporary shutdown of, and significant decline in revenues from, our properties in North America and internationally, this increases the probability we may be unable to fund working capital and to service, repay or refinance indebtedness. This may cause lenders to declare a default, accelerate the related debt, or foreclose on our properties, which could eliminate our anticipated income and cash flows and negatively affect our results of operations. The revenue sources negatively affected by the COVID-19 public health emergency include management fees, our sports betting business and various royalty streams paid to the Company. The cancellation of sporting events has reduced sports betting transactions, and the cancellation of shows, events and conferences has reduced demand and traffic across our properties. Also, we could be required to test our intangible assets or goodwill for impairments due to reduced revenues or cash flows.

•
Risks Related to Owned and Leased Properties: The COVID-19 public health emergency and its impact on travel has reduced demand at nearly all gaming and entertainment resorts, including our owned and leased properties. Our North American and international properties have been shut down since mid-March 2020. As a result, most of our owned and leased properties are not generating revenue sufficient to meet operating expenses, which is adversely affecting our income and could in the future more significantly adversely affect the value of our owned and leased properties, potentially requiring us to recognize significant non-cash impairment charges to our results of operations. Furthermore, while we are working closely with governmental and tribal bodies on plans to reopen our properties when their respective closure directives are lifted, we cannot predict the duration of the shutdowns or any limitations governmental or tribal bodies may impose on our operations when we are able to reopen. Such limitations could include, among others, restrictions on the number of seats per table game, slot machine spacing, temperature checks and mask protection, as well as other measures at our restaurants and entertainment venues to enforce social distancing measures. In addition, when we are able to reopen, we expect to see weakened demand at our properties in light of continued domestic and international travel restrictions or warnings, consumer fears and reduced consumer discretionary spending and general economic uncertainty. We expect weakened demand to also result from the significant reduction in airline flights to and from the cities in which our properties are located, particularly Las Vegas. It may take many months after our properties reopen for the number of airline flights to and from the cities in which we operate to reach pre-COVID-19 levels. In light of the foregoing, we are unable to determine when our properties will return to pre-public health emergency demand or pricing, but we expect that the COVID-19 public health emergency will have a material impact on our consolidated results of operations during 2020 and potentially thereafter.

•
Risks Related to Operations: Because of the significant decline in the demand for hospitality services and gaming and entertainment, we have taken steps to reduce operating costs and improve efficiency, including furloughing approximately 90% of our employees at our domestic, owned properties in North America as well as our corporate employees. Such steps, and further changes we may make in the future to reduce our costs, may negatively impact guest loyalty or our ability to attract and retain employees. Our reputation and market share may suffer as a result. For example, if our furloughed employees do not return to work with us when the COVID-19 public health emergency subsides, including because they find new jobs during the furlough, we may experience operational challenges that impact guest loyalty and our market share, which could limit our ability to grow and expand our business and could reduce our profits. Further, reputational damage from, and the financial impact of, reduced or no work could lead employees to depart the Company and could make it harder for us to recruit new employees in the future. In addition, if we are unable to access capital to make physical improvements to our properties, the quality of our properties may suffer, which may negatively impact our reputation and guest loyalty, and our market share may suffer as a result. We may also face demands or requests from labor unions that represent our employees, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

•
Risks Related to Expenses: The COVID-19 public health emergency may cause us to incur additional expenses. For example, depending on the length of the furloughs, or the timing of when certain properties can reopen, we may need to make severance payments to some of our furloughed employees, even if we intend to have the employees return to work in the future. Also, if a property permanently closes and has employees covered by an underfunded multi-employer pension plan, we may need to pay a withdrawal liability to the plan if we do not continue making sufficient contributions to the plan for other covered properties. While governments have implemented and may continue to implement various stimulus and relief programs, including under the CARES Act, it is uncertain whether and to what extent we will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or sufficiently mitigating the impacts of COVID-19. Even after the COVID-19 public health emergency subsides, we could experience a longer-term impact on our costs, for example, the costs of training employees to implement new health and safety policies and procedures, or the need for enhanced health and hygiene requirements in one or more regions in attempts to counteract future public health emergencies.

•
Risks Related to Growth: We expect that our growth will be negatively impacted by the COVID-19 public health emergency. If the COVID-19 public health emergency or general economic weakness causes a sustained deterioration in the economy and global markets, some projects that are in construction or development, including a few in which we have minority equity investments, may be untenable to complete or unable to draw on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms. The COVID-19 public health emergency is also causing construction delays due to government restrictions on non-essential activities and shortages of supplies caused by supply chain interruptions. As a result, some of the projects in our development pipeline may not be completed on the anticipated timeline, or at all, and new projects may not continue to enter our pipeline at the same rate as in the past. Delays, increased costs and other impediments to restructuring projects under development will reduce our ability to realize fees, recover loans and guarantee advances, or realize returns on equity investments from such projects.

•
Risks Related to Funding: As we previously announced, we have borrowed the full amount available under our revolving credit facilities to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from the COVID-19 public health emergency, and accordingly, our debt has increased substantially since December 31, 2019. The increase in our level of debt may adversely affect our financial and operating activities or ability to incur additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the gaming, entertainment and hospitality industries. As a result of the COVID-19 public health emergency, at least one credit rating agency has downgraded our credit rating. Others may do the same. If our credit ratings are further downgraded, or general market conditions ascribe higher risk to our credit rating levels, our industry, or our company, our access to capital and the cost of debt financing will be negatively impacted. The interest rate we pay on many of our existing debt instruments, including our credit facilities, is affected by our credit ratings. Accordingly, downgrades may cause our cost of borrowing to increase. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our credit facilities, the lenders under our credit facilities will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our term loans could trigger a cross-default, acceleration or other consequences under other indebtedness or financial instruments to which we are a party. There is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of the COVID-19 public health emergency on the financial markets is expected to adversely impact our ability to raise funds through equity financings.

COVID-19, and the volatile regional and global economic conditions stemming from the public health emergency caused by it, as well as reactions to any future worsening or resurgence of the COVID-19 public health emergency, could also precipitate or aggravate the other risk factors that we identify in our 2019 Annual Report, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, the COVID-19 public health emergency may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
We extend credit to a portion of our customers, and we may not be able to collect gaming receivables from our credit customers.
We conduct our gaming activities on a credit and cash basis at many of our properties. Any such credit we extend is unsecured. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than customers who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming, and variances in win-loss results attributable to high-end gaming may have a significant positive or negative effect on cash flow and earnings in a particular quarter. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant effect on our results of operations if deemed uncollectible. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” and judgments on gaming debts are enforceable under the current laws of the jurisdictions in which we allow play on a credit basis, and judgments on gaming debts in such jurisdictions are enforceable in all U.S. states under the Full Faith and Credit Clause of the U.S. Constitution. However, other jurisdictions may determine that enforcement of gaming debts is against public policy. Although courts of some foreign nations will enforce gaming debts directly and the assets in the U.S. of foreign debtors may be reached to satisfy a judgment, judgments on gaming debts from U.S. courts are not binding on the courts of many foreign nations.

In addition, in November 2017, the Chinese government adopted new rules to control the cross-border transportation of cash and bearer negotiable instruments, specifically to reduce the international transfer of cash in connection with activities that are illegal in China, including gambling. The Chinese government has recently taken steps to prohibit the transfer of cash for the payment of gaming debts. These developments may have the effect of reducing the collectability of gaming debts of players from China. It is unclear whether these and other measures will continue to be in effect or become more restrictive in the future. These and any future foreign currency control policy developments that may be implemented by foreign jurisdictions could significantly affect our business, financial condition and results of operations.
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
The amount of and value of the merger consideration that our stockholders will receive will fluctuate based on the market price of shares of Eldorado Common Stock, regardless of whether they receive cash consideration or stock consideration, or a mix of both. The merger consideration that our stockholders will receive for each share of Caesars Common Stock will be based on the Eldorado Common Stock VWAP. Both the closing price of shares of Eldorado Common Stock on the Closing Date and the Eldorado Common Stock VWAP may vary from the closing price of shares of Eldorado Common Stock on the date that Caesars and Eldorado announced the Merger, on the date of the special meeting of our stockholders to approve the Merger, on the date of this report, on the date that a stockholder elects to receive cash consideration or stock consideration in the Merger or on any other date. Any change in the market price of shares of Eldorado Common Stock prior to the completion of the Merger will affect the value of the merger consideration that our stockholders will receive upon completion of the Merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Caesars’ and Eldorado’s respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond our control. In particular, the COVID-19 public health emergency and resulting market and economic conditions have negatively affected, and may continue to negatively affect, the market price of shares of Eldorado Common Stock. The extent to which the COVID-19 public health emergency affects the market price of shares of Eldorado Common Stock depends on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of the COVID-19 public health emergency and actions to contain its spread or treat its effect, among others. Accordingly, at the time that our stockholders make elections to receive cash consideration or stock consideration in the Merger, our stockholders will not know or be able to calculate the amount of the cash consideration or stock consideration they would receive or the value of the shares of Eldorado Common Stock they would receive upon completion of the Merger.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could significantly adversely affect our stock and/or bond prices, operating results, financial position and/or cash flows or result in a loss of employees, customers, members, providers or suppliers.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger or termination of the Merger Agreement, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent Eldorado’s prior written consent. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to the COVID-19 public health emergency, competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations.
Our employees, customers, members, providers and suppliers may experience uncertainties about the effects of the Merger. In connection with the Merger, it is possible that some customers, members, providers, suppliers and other parties with whom we have, or seek to establish, a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship or key commercial agreements with us, or not to establish a relationship with us, as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following the completion of the Merger, which may materially and adversely affect our ability to attract and retain key employees, and current employees may lose productivity as a result of such uncertainty. If any of these effects were to occur, it could materially and adversely affect our stock and/or bond prices, operating results, financial position and/or cash flows.
Litigation against Caesars, Eldorado and/or the members of their respective boards of directors challenging the Merger could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
Stockholders of Caesars and/or Eldorado have filed, and may file, lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement naming Caesars, Eldorado and/or the members of their respective boards of directors as defendants. See Note 7. Although each such lawsuit that has been filed has been voluntarily dismissed, there can be no assurance that additional lawsuits will not be filed by stockholders of Caesars and/or Eldorado. The outcome of any such additional lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay completion of the Merger in the expected timeframe, or may prevent the Merger from being completed at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the completion of the Merger and ongoing business activities, which could negatively affect the operation of our business.
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

•
the market price of the combined company’s common stock may be affected by the perception that the effect of the COVID-19 public health emergency may be more severe on the combined operations of Caesars and Eldorado due to the combined company’s significant operations in the gaming, entertainment and hospitality industries;

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
For a discussion of additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2019 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of June 24, 2019, by and among Caesars Entertainment Corporation, Eldorado Resorts, Inc. and Colt Merger Sub, Inc.	—	8-K	—	2.1	6/25/2019

2.2	Amendment No. 1 to Agreement and Plan of Merger.	—	8-K	—	2.1	8/16/2019

3.1	Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	10-K	12/31/2011	3.7	3/15/2012

3.2	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	S-8	—	4.2	10/6/2017

3.3	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	S-8	—	4.3	10/6/2017

3.4	Amendment, dated October 6, 2017, to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated February 8, 2012.	__	S-8	—	4.4	10/6/2017

3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated July 2, 2019.	__	8-K	—	3.1	7/2/2019

3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Caesars Entertainment Corporation, dated July 2, 2019.	__	8-K	—	3.2	7/2/2019

3.7	Bylaws of Caesars Entertainment Corporation, dated March 28, 2019.	__	10-Q	3/31/2019	3.1	5/2/2019

10.1	Amended and Restated Casino Operating Contract, dated April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.	—	8-K	—	10.1	4/6/2020

10.2	Second Amended and Restated Lease Agreement, dated April 3, 2020, by and among Jazz Casino Company, L.L.C., New Orleans Building Corporation, and the City of New Orleans.	—	8-K	—	10.2	4/6/2020

10.3	Letter agreement, dated April 3, 2020, by and among Jazz Casino Company, L.L.C., New Orleans Building Corporation and the City of New Orleans.	—	8-K	—	10.3	4/6/2020

10.4	First Amendment to the Amended and Restated Casino Operating Contract, made and entered into as of April 9, 2020, and made effective as of April 1, 2020, by and between Jazz Casino Company, L.L.C. and the State of Louisiana, by and through the Louisiana Gaming Control Board.	—	8-K/A	—	10.4	4/14/2020

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
*32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAESARS ENTERTAINMENT CORPORATION

May 11, 2020	By:	/S/ KEITH A. CAUSEY
Keith A. Causey
Senior Vice President and Chief Accounting Officer